Form 10QSB
period 2007-06-30
Touchstone Bancshares, Inc.
filed 2007-10-15
CIK 1403008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission file number 333-143840

TOUCHSTONE BANCSHARES, INC.

(Exact name of small business issuer as specified in its charter)

Georgia	20-8746061
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

3740 Davinci Court, Suite 150

Norcross, Georgia 30092

(Address of principal executive offices)

(770) 407-6700

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10 shares of common stock, par value $.01 per share, outstanding as of October 12, 2007.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

TOUCHSTONE BANCSHARES, INC.

(A DEVELOPMENT STAGE COMPANY)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TOUCHSTONE BANCSHARES, INC.

(A Development Stage Company)

Balance Sheet

June 30, 2007

(Unaudited)

ASSETS
Cash	$211,788
Security deposits	14,463
Prepaid rent	10,294
Fixed assets, net	55,321

Total assets	$291,866

LIABILITIES AND SHAREHOLDER’S DEFICIT

Liabilities
Accrued interest payable	$632
Line of credit	150,000
Advances from organizers, net of discount	609,759
Deferred rent	18,468
Payroll liabilities	35,642

Total liabilities	814,501

Shareholder’s Deficit
Preferred stock, no par value, 10,000,000 shares authorized, none issued	—
Common stock, $.01 par value, 50,000,000 shares Authorized; 10 shares issued and outstanding	—
Paid in capital	37,097
Deficit accumulated during the development stage	(559,732)

Total shareholder’s deficit	(522,635)

Total liabilities and shareholder’s deficit	$291,866

See notes to the financial statements

TOUCHSTONE BANCSHARES, INC.

(A Development Stage Company)

Statement of Operations

For the period April 3, 2007, Date of Inception, to June 30, 2007

(Unaudited)

Income:
Interest	$—

Expenses:
Legal and consulting	250,059
Salaries and benefits	203,360
Application fees	25,060
Education	13,856
Marketing	10,423
Insurance	412
Rent	8,553
Miscellaneous	7,017
Auto	1,846
Office supplies	3,179
Accounting	1,600
Dues and subscriptions	1,725
Meals and entertainment	1,126
Depreciation	1,647
Interest	28,121
Bank service charges	224
Contributions	100
Licenses and Permits	1,424
Total expenses	559,732

Net loss	$(559,732)

See notes to the financial statements

TOUCHSTONE BANCSHARES, INC.

(A Development Stage Company)

Statement of Cash Flows

For the period April 3, 2007, Date of Inception, to June 30, 2007

(Unaudited)

Cash flow from operating activities:
Net loss	$(559,732)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	1,647
Amortization of discount	26,756
Increase in security deposits	(14,463)
Increase in prepaid rent	(10,294)
Increase in payroll liabilities	35,642
Increase in accrued interest payable	632
Increase in deferred rent	18,468

Net cash used by operating activities	(501,344)

Cash flow from investing activities-
Purchase of fixed assets	(56,968)

Net cash used by investing activities	(56,968)

Cash flow from financing activities:
Shareholder advances	620,000
Advances from line of credit	150,000
Common stock subscription received	100

Net cash provided by financing activities	770,100

Net change in cash	211,788
Cash at the beginning of the period	—

Cash at the end of the period	$211,788

Supplemental disclosures of cash flow information -
Interest paid	$732

See notes to the financial statements

TOUCHSTONE BANCSHARES, INC.

(A Development Stage Company)

Notes to Unaudited Financial Statements

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Touchstone Bancshares, Inc. (the “Company”), a Georgia corporation, was established on April 3, 2007 for the purpose of organizing Touchstone National Bank, proposed (the “Bank”). The Bank is a proposed national bank being headquartered in Gwinnett County, Georgia with the purpose of becoming a community bank in Gwinnett County, Georgia and surrounding areas. The Bank’s organizers filed applications with the Office of the Comptroller of the Currency (the “OCC”) to obtain a national bank charter and with the Federal Deposit Insurance Corporation (the “FDIC”) to obtain insurance for the Bank’s deposits. The Company has received preliminary approval from the OCC and FDIC. The Company will now file for approval with the Federal Reserve Board to become a bank holding company, and acquire all of the stock of the Bank upon its formation.

Concurrent with the formation of Touchstone Bancshares, Inc., Touchstone Bancshares, Inc. acquired certain assets and assumed certain liabilities of Formosa Rose, LLC.

The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises, as it devotes substantially all its efforts to establishing a new business. The Company’s planned principal operations have not commenced and revenue has not been recognized from the planned principal operations.

The Company is in the process of a common stock offering to raise capital for the initial capitalization of the Bank. Provided the Bank receives all final regulatory approvals and the necessary capital is raised, it is expected that banking operations will commence in the fourth quarter of 2007.

To capitalize the Bank, the Company is offering a minimum of 3,125,000 shares and a maximum of 4,156,250 shares of common stock of the Company at $10 per share. The Company will be required to sell the minimum number of shares in order to meet regulatory conditions for final approval of its charter. The offering will raise gross proceeds between $31,250,000 and $41,562,500. The organizers, directors and executive officers of the Company plan to purchase 675,000 shares of common stock at $10 per share in the offering.

The accounting and reporting policies conform to accounting principles generally accepted in the United States of America and to general practices in the banking industry. The Company uses the accrual basis of accounting. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for period April 3, 2007 (date of inception) to June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s Registration Statement on Form SB-2 (Registration Number 333-143840) as filed with and declared effective by the Securities and Exchange Commission.

2.	LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The Company incurred a net loss of $559,732 for the period from April 3, 2007 (date of inception) to June 30, 2007, which includes $331,629 of organizational expenses assumed from Formosa Rose, LLC.

The organizers believe the current level of expenditures is within the financial and borrowing capabilities of the Company and are adequate to meet existing obligations and fund current operations, but commencing banking operations is dependent on obtaining final regulatory approvals and successfully completing the stock offering.

To provide permanent funding for the capitalization of the Bank, the Company is facilitating a stock offering of a minimum of 3,125,000 and a maximum of 4,156,250 share of common stock at $10 per share. Costs related to the offering of the common stock will be paid from the gross proceeds of the offering. The Company must receive the minimum amount of $31,250,000 in the offering in order to capitalize the Bank. Should the Company be unable to raise this amount, or be unable to obtain regulatory approval to charter the Bank, the ability of the Company to continue as a going concern would be doubtful.

3.	SUBSEQUENT EVENTS

The Company received preliminary approval from the OCC in August 2007 and from the FDIC in October 2007. On August 31, 2007, the Company began selling shares of common stock. As of October 12, 2007, proceeds totaling approximately $8,919,500 from sales of stock had been received and placed in escrow.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following is a discussion of our financial condition as of June 30, 2007, and the results of operations for the period April 3, 2007 (date of inception) through June 30, 2007. These comments should be read in conjunction with our financial statements and accompanying footnotes appearing in this report. This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words “expect,” “estimate,” “anticipate,” and “believe,” as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

•	our lack of operating history;

•	potential delays in the opening date of the bank;

•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment;

•

general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected, resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	the level of allowance for loan loss and the lack of seasoning of our loan portfolio, once we open;

•	the rate of delinquencies and amounts of charge-offs, once we open;

•	the rates of loan growth, once we open;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	changes in monetary and tax policies;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities;

•	changes in the securities markets; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Our principal activities to date have related to our organization, preparing our business plan, filing an application with the Office of the Comptroller of the Currency to charter a national bank, filing an application with the FDIC for deposit insurance, preparing an application with the Board of Governors of the Federal Reserve for approval to form a bank holding company, and the conducting of our initial public offering. We received preliminary approval from the Office of the Comptroller of the Currency in August 2007 and from the FDIC in October 2007. Now that we have received these preliminary approvals, we will file an application with the Federal Reserve.

Our initial public offering of stock commenced on August 31, 2007, and is scheduled to close on October 31, 2007, subject to our right to extend the offering for one or more periods up to March 31, 2008. The minimum offering size is $31,250,000, or 3,125,000 shares, and the maximum offering size is $41,562,500, or 4,156,250 shares, at $10.00 per share.

We expect to complete our organizational activities and begin banking operations in the fourth quarter of 2007. Our current plans consist of operating the bank from a 3,000 square foot leased facility in Duluth, Georgia. We intend to construct a permanent main office, also in Duluth, sometime during our third year of operations. Upon the opening of the bank, our current executive offices in Norcross, Georgia, which we are leasing, will also become a limited service branch office. In addition, we plan to open a branch office in Doraville, Georgia sometime during 2008.

Financial Results and Plan of Operation

At June 30, 2007 we had total assets of $291,866, consisting of cash of $211,788, security deposits of $14,463, prepaid rent of $10,294 and fixed assets (net) of $55,321.

Our liabilities at June 30, 2007 were $814,501, consisting of net advances from organizers of $609,759, a line of credit of $150,000, deferred rent of $18,468, payroll liabilities of $35,642 and accrued interest payable of $632. We had a shareholder’s deficit of $522,635 at June 30, 2007.

We had a net loss of $559,732 for the period April 3, 2007 (date of inception) to June 30, 2007. These losses resulted from expenses incurred in connection with activities related to our organization. These activities included the preparation and filing of applications with the Office of the Comptroller of the Currency to charter the bank, the FDIC to obtain insurance of the deposits of the bank, responding to questions and providing additional information to those agencies in connection with the application process, preparing an application with the Federal Reserve Board to form a holding company, the selling of our common stock in the offering, meetings and discussions among various organizers regarding application information, target markets, and capitalization issues, and planning and organizing for the opening of the bank. Because we are in the organizational stage, we have had no operations from which to generate revenues. Operations have been funded through advances from our organizers and a line of credit guaranteed by our organizers.

We intend to devote the remainder of this fiscal year to conducting the offering, completing the organization of the bank, and organizing and developing our business activities. These organizational activities will include, with respect to the bank, completing all required steps for final approval from the Office of the Comptroller of the Currency for the bank to open for business, hiring qualified personnel to work in the bank, conducting public relations activities on behalf of the bank, developing prospective business contacts for the bank and taking other actions necessary for a successful bank opening. With respect to the company, these activities will include applying with the Federal Reserve for approval to become a holding company by acquiring all of the capital stock to be issued by the bank.

Through the bank we will offer a full range of traditional banking services to individuals and small business customers in our primary service area. These services will include consumer and business loans, checking accounts, savings, and time certificates of deposit. The loans, transaction accounts, and time certificates will be at rates competitive with those offered in the bank’s primary service area. Customer deposits with the bank will be insured to the maximum extent provided by law through the FDIC. The bank intends to offer on-line banking, banking by mail, and to provide travelers checks and cashiers checks. We do not anticipate offering trust and fiduciary services during our initial years of operation.

Initially, we anticipate deriving income principally from interest charged on loans, from interest earned on investments, from net fees received in connection with the origination of loans, and from other services. Our principal expenses are anticipated to be interest expense on deposits and operating expenses.

Following the offering, we believe we can satisfy future cash requirements for at least the first several years of operation and will not have to raise additional capital during the first twelve months of operation. Currently, we have 8 employees and expect this number to increase to approximately 14 employees by the end of 2007.

Liquidity and Interest Rate Sensitivity

Organizational Period. During our organizational period, our cash requirements consisted principally of funding our pre-opening expenses, as well as capital expenditures for the furnishing and equipping of our executive office facility in Norcross, Georgia, and our initial main office in Duluth, Georgia.

Since April 3, 2007, our pre-opening expenses have been funded through cash advances from the organizers and draws from a line of credit. We initially funded our operations through advances totaling $620,000 made to us from our organizers. Additionally, in May 2007, we entered into a line of credit, guaranteed by our organizers, with The Bankers Bank in the amount of $2.5 million at prime minus 0.5% (which was 7.50% as of June 30, 2007). As of June 30, 2007, $150,000 was outstanding under the line of credit. We believe that our organizational expenses will continue to be funded through this line of credit through our bank’s opening date. We plan to repay the line of credit, after the close of our initial public offering, by using a portion of the proceeds. After all of the conditions to the offering have been satisfied, The Bankers Bank will have released funds from the subscription escrow account to us so that we can capitalize the bank and commence operations.

We expect to incur additional costs of approximately $2.5 million to acquire 10 acres of land in Duluth, Georgia which is intended to be the site of our future main office. On August 31, 2007, we acquired a 90-day option to acquire this site. We anticipate that we will enter into an agreement to purchase this land during the fourth quarter of 2007. We expect to finance this acquisition with a loan guaranteed by our organizers, and we expect to use a portion of the net proceeds from our initial public offering to repay this loan. We also expect to use a portion of the net proceeds from our initial public offering to furnish and equip our branch office in Doraville, Georgia.

We expect to complete our organizational activities and begin banking operations in the fourth quarter of 2007. Any delay in beginning our banking operations will increase our pre-opening expenses and postpone our realization of potential revenues. Such a delay may occur as a result of, among other things, delays in receiving requisite regulatory approvals or our inability to achieve the minimum offering of $31,250,000. In the event we experience an extended delay in beginning our banking operations, we may be required to seek additional borrowings, whether through an increase in the amount available under our existing line of credit with The Bankers Bank, or through an additional organizing line of credit with another lender. There can be no assurance that we will be able to obtain such financing on satisfactory terms.

Commencement of Banking Operations. Since we have been in the development stage, there are no operating results to present at this time. Nevertheless, once we begin banking operations, net interest income, our primary source of earnings, will fluctuate with significant interest rate movements. To lessen the impact of these margin swings, we intend to structure our balance sheet so we will have regular opportunities to “reprice” or change the interest rates on our interest-bearing assets and liabilities. Imbalance in these repricing opportunities at any point in time constitutes interest rate sensitivity.

Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities at a given time interval. The general objective of gap management is to actively manage rate sensitive assets and liabilities in order to reduce the impact of interest rate fluctuations on the net interest margin. We will generally attempt to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize our overall interest rate risks.

We will evaluate regularly our balance sheet’s asset mix in terms of several variables, including yield, credit quality, appropriate funding sources and liquidity. To effectively manage our balance sheet’s liability mix, we plan to focus on expanding our deposit base and converting assets to cash as necessary. As we continue to grow, we will restructure our rate sensitivity position in an effort to hedge against rapidly rising or falling interest rates. Our Asset/Liability Committee will meet on a regular basis to develop appropriate strategies consistent with our growth.

For an operating bank, liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. Initially, we expect that a portion of the net proceeds of the public offering will be available for working capital purposes and will provide funds for these purposes. In addition, we can obtain these funds by converting assets to cash or by attracting new deposits. Through our banking operations, our ability to maintain and increase deposits will serve as our primary source of liquidity. To provide additional sources of liquidity, we plan to maintain a federal funds borrowed line of credit with one or more correspondent banks and to apply for membership to the Federal Home Loan Bank of Atlanta.

Other than our public offering and as discussed above, we know of no trends, demands, commitments, events or uncertainties that should result in, or are reasonably likely to result in, our liquidity increasing or decreasing in any material way in the foreseeable future.

Capital Adequacy

There are two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines and (ii) the leverage ratio.

The risk-based capital guidelines measure the amount of a bank’s required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Under the risk-based capital guidelines, capital is divided into two “tiers.” Tier 1 capital consists of common shareholders’ equity, noncumulative and cumulative perpetual preferred stock, and minority interests. Goodwill is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8%, with at least 4% consisting of tier 1 capital.

The second measure of capital adequacy relates to the leverage ratio. The FDIC has established a 3% minimum leverage ratio requirement. The leverage ratio is computed by dividing tier 1 capital into average quarterly total assets. In the case of the Bank and other banks that are experiencing growth or have not received the highest regulatory rating from their primary regulator, the minimum leverage ratio should be 3% plus an additional cushion of at least 1% to 2%, depending upon risk profiles and other factors. For the first three years of operation, the bank will be required to maintain an 8% tier 1 leverage ratio.

We believe that the net proceeds of our public offering will satisfy our capital requirements for at least the next 12 months following the opening of the bank.

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2007. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Part II – Other Information

Item 1. Legal Proceedings

There are no pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 3, 2007, we sold 10 shares of common stock for $10 per share to our president and chief executive officer, William R. Short. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 as part of our organization. We will redeem these shares after the closing of the offering.

Item 3. Default Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

31.1	Rule 15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 15, 2007	By:	/s/ William R. Short
William R. Short
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 15, 2007	By:	/s/ Robert D. Koncerak
Robert D. Koncerak
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2	Rule 15d-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.