Form 10QSB
period 2007-09-30
Touchstone Bancshares, Inc.
filed 2007-11-14
CIK 1403008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to _____________

Commission file number 333-143840

TOUCHSTONE BANCSHARES, INC.

(Exact name of small business issuer as specified in its charter)

Georgia	20-8746061
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10 shares of common stock, par value $.01 per share, outstanding as of November 9, 2007.

Transitional Small Business Disclosure Format (check one):     Yes ☐    No ☒

TOUCHSTONE BANCSHARES, INC.

(A DEVELOPMENT STAGE COMPANY)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TOUCHSTONE BANCSHARES, INC.

(A Development Stage Company)

Balance Sheet

September 30, 2007

(Unaudited)

ASSETS
Cash	$100,565
Security deposits	94,463
Prepaid expenses	50,172
Deferred stock issuance costs	23,413
Fixed assets, net	71,727

Total assets	$340,340

LIABILITIES AND SHAREHOLDER'S DEFICIT
Liabilities
Accrued liabilities	$11,375
Line of credit	150,000
Advances from organizers, net of discount	975,952
Deferred rent	21,841
Payroll liabilities	73

Total liabilities	1,159,241

Shareholder's Deficit
Preferred stock, no par value, 10,000,000 shares authorized, none issued	—
Common stock, $.01 par value, 50,000,000 shares authorized, 10 shares issued and outstanding	—
Paid in capital	43,049
Deficit accumulated during the development stage	(861,950)

Total shareholder's deficit	(818,901)

Total liabilities and shareholder's deficit	$340,340

See notes to the financial statements

TOUCHSTONE BANCSHARES, INC.

(A Development Stage Company)

Statements of Operations

For the three months ended September 30, 2007 and

For the period April 3, 2007, Date of Inception,

to September 30, 2007

(Unaudited)

	For the three months ended September 30, 2007	For the period April 3, 2007, date of inception, to September 30, 2007
Income:
Interest	$—	$—

Expenses:
Legal and consulting	53,083	303,142
Salaries and benefits	190,277	393,637
Application fees	—	25,060
Education	817	14,673
Marketing	4,467	14,890
Insurance	2,095	2,507
Rent	10,697	19,250
Miscellaneous	2,026	10,467
Auto	—	1,846
Office supplies	5,303	8,482
Accounting	11,876	13,476
Dues and subscriptions	30	1,755
Meals and entertainment	1,545	2,671
Depreciation	5,032	6,679
Interest	14,970	43,091
Bank service charges	—	224
Contributions	—	100
Total expenses	302,218	861,950

Net loss	$(302,218)	$(861,950)

See notes to the financial statements

TOUCHSTONE BANCSHARES, INC.

(A Development Stage Company)

Statement of Cash Flows

For the period April 3, 2007, Date of Inception,

to September 30, 2007

(Unaudited)

Cash flow from operating activities:
Net loss	$(861,950)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	6,679
Amortization of discount	38,901
Increase in security deposits	(94,463)
Increase in prepaid expenses	(50,172)
Increase in deferred stock issuance costs	(23,413)
Increase in payroll liabilities	73
Increase in accrued liabilities	11,375
Increase in deferred rent	21,841

Net cash used by operating activities	(951,129)

Cash flow from investing activities:
Purchase of fixed assets	(78,406)

Net cash used by investing activities	(78,406)

Cash flow from financing activities:
Shareholder advances	980,000
Advances from line of credit	150,000
Common stock subscription received	100

Net cash provided by financing activities	1,130,100

Net change in cash	100,565

Cash at the beginning of the period	—

Cash at the end of the period	$100,565

Supplemental disclosures of cash flow information—
Interest paid	$3,663

See notes to the financial statements

TOUCHSTONE BANCSHARES, INC.

(A Development Stage Company)

Notes to Unaudited Financial Statements

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Touchstone Bancshares, Inc. (the “Company”), a Georgia corporation, was established on April 3, 2007 for the purpose of organizing Touchstone National Bank, proposed (the “Bank”). The Bank is a proposed national bank being headquartered in Gwinnett County, Georgia with the purpose of becoming a community bank in Gwinnett County, Georgia and surrounding areas. The Bank’s organizers filed applications with the Office of the Comptroller of the Currency (the “OCC”) to obtain a national bank charter and with the Federal Deposit Insurance Corporation (the “FDIC”) to obtain insurance for the Bank’s deposits. The Company has received preliminary approval from the OCC and FDIC. The Company has filed for approval with the Federal Reserve Board to become a bank holding company, and acquire all of the stock of the Bank upon its formation.

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

To capitalize the Bank, the Company proposes to offer a minimum of 3,125,000 shares and a maximum of 4,156,250 shares of common stock of the Company at $10 per share. The Company will be required to sell the minimum number of shares in order to meet regulatory conditions for final approval of its charter. The offering will raise gross proceeds between $31,250,000 and $41,562,500. The organizers, directors and executive officers of the Company plan to purchase 1,050,000 shares of common stock at $10 per share in the offering.

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

Operating results for period April 3, 2007 (date of inception) to September 30, 2007 are not necessarily indicative of the results that may be expected for the period ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s Registration Statement on Form SB-2 (Registration Number 333-143840) as filed with and declared effective by the Securities and Exchange Commission.

Offering Expenses. Offering expenses, consisting principally of direct incremental costs of the stock offering, will be deducted from the proceeds of the offering. Such offering expenses are classified as deferred stock issuance costs until the close of the stock offering.

2.	LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The Company incurred a net loss of $861,950 for the period from April 3, 2007 (date of inception) to September 30, 2007, which includes $331,629 of organizational expenses assumed from Formosa Rose, LLC.

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

3.	STOCK OFFERING

The offering was originally scheduled to expire on October 31, 2007, subject to our right to extend the offering for one or more periods up to March 31, 2008. We have decided to extend the offering through December 15, 2007. We still reserve the right to extend the offering until March 31, 2008 or to terminate the offering earlier. As of November 9, 2007, proceeds totaling approximately $24,893,480 from sales of stock had been received and placed in escrow.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following is a discussion of our financial condition as of September 30, 2007, and the results of operations for the period April 3, 2007 (Inception) through September 30, 2007. These comments should be read in conjunction with our condensed financial statements and accompanying footnotes appearing in this report. This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words “expect,” “estimate,” “anticipate,” and “believe,” as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

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

Our principal activities to date have related to our organization, preparing our business plan, filing an application with the Office of the Comptroller of the Currency to charter a national bank, filing an application with the FDIC for deposit insurance, filing an application with the Board of Governors of the Federal Reserve for approval to form a bank holding company, and the conducting of our initial public offering. We have received preliminary approval from the Office of the Comptroller of the Currency and FDIC.

Our initial public offering of stock commenced on August 31, 2007, and was scheduled to close on October 31, 2007, however we exercised our right to extend the offering for one or more periods up to March 31, 2008. The minimum offering size is $31,250,000, or 3,125,000 shares, and the maximum offering size is $41,562,500, or 4,156,250 shares, at $10.00 per share.

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

Financial Results and Plan of Operation

At September 30, 2007 we had total assets of $340,340, consisting of cash of $100,565, security deposits of $94,463, prepaid expenses of $50,172 and net fixed assets of $71,727.

Our liabilities at September 30, 2007 were $1,159,241, consisting of net advances from organizers of $975,952, a line of credit of $150,000, deferred rent of $21,841, payroll liabilities of $73 and accrued liabilities of $11,375. We had a shareholder’s deficit of $818,901 at September 30, 2007.

We had a net loss of $302,218 and $861,950 for the three month period ended September 30, 2007 and for the period April 3, 2007 (date of inception) to September 30, 2007, respectively. These losses resulted from expenses incurred in connection with activities related to our organization. These activities included the preparation and filing of an application with the Office of the Comptroller of the Currency to charter the bank, the preparation and filing of an application with the FDIC to obtain insurance of the deposits of the bank, responding to questions and providing additional information to those agencies in connection with the application process, the preparation and filing of an application with the Federal Reserve Board to form a holding company, the selling of common stock in the offering, meetings and discussions among various organizers regarding application information, targeting markets, capitalization issues, and planning and organizing for the opening of the bank. Because we are in the organizational stage, we have had no operations from which to generate revenues. Operations have been funded through advances from our organizers and a line of credit guaranteed by our organizers.

We intend to devote the remainder of this fiscal year to conducting the offering, completing the organization of the bank, and organizing and developing our business activities. These organizational activities will include, with respect to the bank, completing all required steps for final approval from the Office of the Comptroller of the Currency for the bank to open for business, hiring qualified personnel to work in the bank, conducting public relations activities on behalf of the bank, developing prospective business contacts for the bank and taking other actions necessary for a successful bank opening. With respect to the company, these activities will include obtaining final approval from the Federal Reserve Board to become a holding company by acquiring all of the capital stock to be issued by the bank.

Through the bank we will offer a full range of traditional banking services to individuals and small business customers in our primary service area. These services will include consumer and business loans, checking accounts, savings, and time certificates of deposit. The loans, transaction accounts, and time certificates will be at rates competitive with those offered in the bank’s primary service area. Customer deposits with the bank will be insured to the maximum extent provided by law through the FDIC. The bank intends to offer on-line banking, banking by mail, courier services, and to provide travelers checks and cashiers checks. We do not anticipate offering trust and fiduciary services during our initial years of operation.

Initially, we anticipate deriving income principally from interest charged on loans and, to a lesser extent, from interest earned on investments, from fees received in connection with the origination of loans, and from other banking services. Our principal expenses are anticipated to be interest expense on deposits, provisions for loan losses and operating expenses.

Following the offering, we believe we can satisfy future cash requirements for at least the first several years of operation and will not have to raise additional capital during the first twelve months of operation. Currently, we have 8 employees and expect this number to increase to approximately 14 employees by the end of 2007.

Liquidity and Interest Rate Sensitivity

Organizational Period. During our organizational period, our cash requirements consist principally of funding our pre-opening expenses, as well as capital expenditures for the furnishing and equipping of our executive office facility in Norcross, Georgia, and our initial main office in Duluth, Georgia.

Since April 3, 2007, our pre-opening expenses have been funded through cash advances from the organizers and draws from a line of credit. We initially funded our operations through advances totaling $980,000 made to us from our organizers. Additionally, in May 2007, we entered into a line of credit, guaranteed by our organizers, with The Bankers Bank in the amount of $2.5 million at prime minus 0.5% (which was 7.00% as of September 30, 2007). As of September 30, 2007, $150,000 was outstanding under the line of credit. We believe that our organizational expenses will continue to be funded through this line of credit through our bank’s opening date. We plan to repay the line of credit, after the close of our initial public offering, by using a portion of the proceeds. After all of the conditions to the offering have been satisfied, The Bankers Bank will have released funds from the subscription escrow account to us so that we can capitalize the bank and commence operations.

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

The second measure of capital adequacy relates to the leverage ratio. The FDIC has established a 3% minimum leverage ratio requirement. The leverage ratio is computed by dividing tier 1 capital into total assets. In the case of the Bank and other banks that are experiencing growth or have not received the highest regulatory rating from their primary regulator, the minimum leverage ratio should be 3% plus an additional cushion of at least 1% to 2%, depending upon risk profiles and other factors. For the first three years of operation, the bank will be required to maintain an 8% tier 1 leverage ratio.

We believe that the net proceeds of our public offering will satisfy our capital requirements for at least the next 12 months following the opening of the bank.

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2007. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Not applicable

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

Date: November 14, 2007	By:	/s/ William R. Short
William R. Short President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2007	By:	/s/ Robert D. Koncerak
Robert D. Koncerak Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2	Rule 15d-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.