Form 10-K
period 2007-12-31
Touchmark Bancshares, Inc.
filed 2008-03-28
CIK 1403008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission file number 333-143840

TOUCHMARK BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Georgia	20-8746061
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3740 Davinci Court, Suite 150

Norcross, Georgia 30092

(Address of principal executive offices)

(770) 407-6700

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

NoneSecurities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  YES    ☒  NO

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES ☒ NO

No voting stock was held by non-affiliates of the registrant as of the last day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s common stock was 3,183,311 at March 20, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.	Business.

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the following:

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

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	the level of allowance for loan loss and the lack of seasoning of our loan portfolio;

•	the rate of delinquencies and amounts of charge-offs;

•	the rates of loan growth;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	changes in monetary and tax policies;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities;

•	changes in the securities markets; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

General

Touchmark Bancshares, Inc. (formerly Touchstone Bancshares, Inc.) was incorporated in Georgia in April 2007 for purposes of operating as a bank holding company and to own and control all of the capital stock of Touchmark National Bank. Touchmark National Bank is a national banking association organized under the laws of the United States and provides banking services to consumers and small- to mid-sized commercial, professional and service companies, principally in Gwinnett County, Georgia. Since our inception in April 2007 and before our bank opened for business on January 28, 2008, we engaged in organizational and pre-opening activities necessary to obtain regulatory approvals and to prepare our subsidiary bank to commence business as a financial institution.

Location and Service Area

Our executive offices are located at 3740 Davinci Court, Suite 150, Norcross, Georgia 30092. This facility is approximately 2,800 square feet and is subject to a 39-month lease which began in May 2007. Our telephone number is (770) 407-6700. The main office of the bank is located at the intersection of Peachtree Industrial Boulevard and Abbotts Bridge Road. The address is 3170 Peachtree Industrial Boulevard, Suite 100, Duluth, Georgia 30097. This office is approximately 3,000 square feet and is leased for a period of five years with two five-year options to renew.

Our current plans anticipate that we will open two additional banking offices in the next three years. We plan to open a new branch office during the third quarter of 2008 in Doraville, Georgia. This branch will be located in the Pavilion Shopping Center at the intersection of Peachtree Industrial Boulevard and Peachtree Road and will extend the reach of our bank into DeKalb County. We have entered into a five-year lease (with a five-year renewal option) with respect to this space, effective at the time of possession. The space will be approximately 3,265 square feet. Our anticipated expansion plans also include opening a permanent main office in Duluth, Georgia, during our third year of operations. At that time, our current executive office would be relocated to the new main office. We anticipate that the locations that currently serve as our executive offices and main office would continue to be operated as branches. On December 7, 2007, we purchased 9.7 acres of land on Satellite Boulevard near I-85 in Duluth, Georgia, as a potential site for our permanent main office, for approximately $2.3 million. We are considering various alternatives, including finding a suitable project partner who will purchase the site from us and construct an office building to our specifications that we will lease, or contracting for the construction of the building that we will own.

Our primary service area consists of Gwinnett County and the surrounding areas, with a focus on the Buford Highway corridor between the cities of Chamblee and Buford. Gwinnett County is located 30 minutes northeast of Atlanta and is situated along I-85 and I-285 and is one of the fastest growing counties in Georgia. This market area is characterized by a diverse economy, a large business base, growing jobs and population. Major employers in Gwinnett County include Gwinnett County Public Schools, Gwinnett County Government, Gwinnett Health Care System, Wal-Mart, Publix, the U.S. Postal Service, and the State of Georgia. The amenities and opportunities that our market area offers are wide-ranging from housing, education, healthcare, shopping, recreation, and culture. We believe these factors make the quality of life in the area attractive.

Our primary service area has also experienced solid population growth. Since 1990, the population in Gwinnett County has increased over 105%. In 2005, the population of Gwinnett County was 726,000, as estimated by Gwinnett County officials. By 2030, growth is expected to reach 1,200,000. Between 1990 and 2000, the Atlanta Metropolitan Statistical Area, which includes Gwinnett County, added almost 1,000,000 new residents. Gwinnett County experienced the largest increase with over 235,538 new residents and the second largest percentage change, an increase of 67%. In addition to this growth, the area’s demographics have changed considerably over the last 15 years. While the population of Gwinnett County grew 67% between 1990 and 2000, the County’s minority population increased by 397%. As a result of this increase, the proportion of the minority population in Gwinnett grew from 11% to 31%. Between 1990 and 2005, Gwinnett County’s Asian and Pacific Islander population increased by 32,276 or 319%. In 2000, over 42,000 Asians resided in Gwinnett County, accounting for 7.2% of the total population, up from 2.9% in 1990. Over the next 13 years, this population is expected to increase from 9% of the County’s population to 15% of the County’s population. We believe that the diverse ethnic backgrounds and strong ethnic ties of our directors within the Asian business community will create immediate business opportunities for the bank.

Lending Activities

General. We intend to emphasize a range of lending services, including real estate, commercial, and equity-line and consumer loans to individuals, small- to medium-sized businesses, and professional concerns that are located in or conduct a substantial portion of their business in the bank’s market area. We will compete for these loans with competitors who are well established in our service area and have greater resources and lending limits. As a result, in some instances, we may have to charge lower interest rates or structure more customized loan facilities to attract borrowers.

The well established banks in our service area will likely make proportionately more loans to medium- to large-sized businesses than we will. Many of the bank’s anticipated commercial loans will likely be made to small- to medium-sized businesses which may be less able to withstand competitive, economic, and financial conditions than larger borrowers.

Loan Approval and Review. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer’s lending authority, the loan request will be considered and approved by an officer with a higher lending limit or the board of directors’ loan committee. We will not make any loans to any director of the bank unless the loan is approved by the board of directors of the bank (with the interested director recusing him or herself from the deliberation process and the vote) and is made on terms not more favorable to the person than would be available to a person not affiliated with the bank. We currently intend to adhere to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guidelines in its mortgage loan review process, but may choose to alter this policy in the future. We expect to sell residential mortgage loans that we originate on the secondary market.

Loan Distribution. We estimate that our initial percentage distribution of our loans for the first year will be approximately as follows:

Real Estate	40%
Commercial Loans	40%
Equity Line and Consumer Loans	10%
Residential Mortgage Loans	10%

Total	100%

These are estimates only. Our actual loan distribution will depend on our customers and vary initially and over time.

Allowance for Loan Losses. We will maintain an allowance for loan losses, which we will establish through a provision for loan losses charged against income. We will charge loans against this allowance when we believe that the collectibility of the principal is unlikely. The allowance will be an estimated amount that we believe will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. Over time, we will periodically determine the amount of the allowance based on our consideration of several factors, including:

•	an ongoing review of the quality, mix and size of our overall loan portfolio;

•	our historical loan loss experience;

•	evaluation of economic conditions and other qualitative factors;

•	specific problem loans and commitments that may affect the borrower’s ability to pay;

•	regular reviews of loan delinquencies and loan portfolio quality by our chief credit officer and internal audit staff, independent third-parties, and by our bank regulators; and

•	the amount and quality of collateral, including guarantees, securing the loans.

Lending Limits. The bank’s lending activities will be subject to a variety of lending limits imposed by federal law. In general, the bank will be subject to a legal limit on loans to a single borrower equal to 15% of the bank’s capital and unimpaired surplus. Different limits may apply based on the type of loan or the nature of the borrower, including the borrower’s relationship to the bank. These limits will increase or decrease as the bank’s capital increases or decreases. Unless the bank is able to sell participations in its loans to other financial institutions, the bank will not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

Credit Risk. The principal credit risk associated with each category of loans is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the manufacturing, services, and retail market segments. General economic factors affecting a borrower’s ability to repay include interest, inflation, employment rates, and the strength of local and national economy, as well as other factors affecting a borrower’s customers, suppliers, and employees.

Real Estate Loans. We expect that loans secured by first or second mortgages on real estate will make up approximately 80% of the bank’s loan portfolio. These loans will generally fall into one of three categories: residential real estate loans, commercial real estate loans, and construction development loans. These loans include commercial loans where the bank takes a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan, but will exclude home equity loans, which are classified as consumer loans. We expect to focus our real estate-related activity in four areas: (1) commercial and residential real estate development loans, (2) home improvement loans, (3) conforming and non-conforming mortgages and (4) owner-occupied commercial real estate loans.

The bank’s residential real estate loans will consist of residential first and second mortgage loans and residential construction loans. We will offer fixed and variable rates on mortgages. These loans will be made consistent with the bank’s appraisal policy and with the ratio of the loan principal to the value of collateral as established by independent appraisal generally not to exceed 85%. We expect these loan to value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market. Some loans may be sold in the secondary market in conjunction with performance management or portfolio management goals.

Real estate-related products include:

•	home mortgage loans (conventional, FHA and non-conforming) to 1-4 owner-occupied homes;

•	home improvement loans;

•	acquisition and development (A & D) loans for residential and multi-family construction loans;

•	construction and permanent lending for investor-owned property; and

•	construction and permanent lending for commercial (owner occupied) property.

Real estate loans are subject to the same general risks as other loans. Real estate loans are also sensitive to fluctuations in the value of the real estate securing the loan. On first and second mortgage loans we would not advance more than regulatory limits. We will require a valid mortgage lien on all real property loans along with a title lien policy which insures the validity and priority of the lien. We will also require borrowers to obtain hazard insurance policies and flood insurance if applicable. Additionally, certain types of real estate loans have specific risk characteristics that vary according to the collateral type securing the loan and the terms and repayment sources for the loan.

Small Business Lending. We expect that our commercial lending will be focused on small- to medium-size businesses located in or serving the primary service area. We consider “small businesses” to include commercial, professional and retail firms with annual sales of $50 million or less. Commercial lending will include loans to entrepreneurs, professionals and small- to medium-sized firms.

Small business products will include:

•	Working capital and lines of credit;

•	Business term loans to purchase fixtures and equipment, site acquisition or business expansion;

•	Inventory, accounts receivable lending; and

•	Construction loans for owner-occupied buildings.

Within small business lending, we also plan to utilize government enhancements such as the Small Business Administration (“SBA”) programs. These loans will typically be partially guaranteed by the government. Government guarantees of SBA loans will not exceed 80% of the loan value, and will generally be less.

Commercial Loans. Many types of loans will be available to business organizations and individuals on a secured and unsecured basis, including commercial, term, working capital, asset based, SBA loans, commercial real estate, lines of credit, and mortgages. We intend to focus our commercial lending efforts on companies with revenue of less than $50 million. Construction loans will be available for eligible individuals and contractors. The construction lending will be short-term, generally with maturities of less than twelve months, and be set up on a draw basis. Commercial loans primarily have risk that the primary source of repayment, the borrowing business, will be insufficient to service the debt. Often this occurs as the result of changes in local economic conditions or in the industry in which the borrower operates which impact cash flow or collateral value.

Consumer Loans. We intend to offer consumer loans to customers in our primary service area. Consumer lending products include:

•	home improvement loans;

•	automobile, RV and boat loans;

•	installment loans (secured and unsecured); and

•	consumer real estate lending as discussed above.

Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because the value of the secured property may depreciate rapidly, they are often dependent on the borrower’s employment status as the sole source of repayment, and some of them are unsecured. To mitigate these risks, we will analyze selective underwriting criteria for each prospective borrower, which may include the borrower’s employment history, income history, credit bureau reports, or debt to income ratios. If the consumer loan is secured by property, such as an automobile loan, we will also attempt to offset the risk of rapid depreciation of the collateral with a shorter loan amortization period. Despite these efforts to mitigate our risks, consumer loans have a higher rate of default than real estate loans. For this reason, we will also attempt to reduce our loss exposure to these types of loans by limiting their sizes relative to other types of loans. We have no plans to engage in any sub-prime or speculative lending, including plans to originate loans with high loan-to-value ratios.

Deposit Services

We intend to offer a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, commercial accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates will be tailored to our primary service area at competitive rates. In addition, we intend to offer certain retirement account services, including IRAs. We intend to solicit these accounts from individuals, businesses, and other organizations.

Other Banking Services

We will offer cashier’s checks, banking by mail, direct deposit of payroll and social security checks, United States Savings Bonds, and travelers checks. We plan for the bank to become associated with national ATM networks that may be used by the bank’s customers throughout the country. We believe that by being associated with a shared network of ATMs, we will be better able to serve our customers and will be able to attract customers who are accustomed to the convenience of using ATMs. We intend to begin offering these services shortly after opening the bank. We also plan to offer a debit card and credit card services through a correspondent bank as an agent for the bank. Once we are operating, we anticipate that the bank may offer other bank services including, lines of credit, 24-hour telephone banking, and on-line banking. We do not expect the bank to exercise trust powers during its initial years of operation.

Competition

The banking business is highly competitive. We will compete as a financial intermediary with other commercial banks, savings banks, credit unions, finance companies, and money market mutual funds operating in our primary service area. Many of these institutions have substantially greater resources and lending limits than we will have, and many of these competitors offer services, including extensive and established branch networks and trust services, that we either do not expect to provide or will not provide initially. Our competitors include large national, super regional and regional banks like Wachovia Bank, Bank of America, and SunTrust Bank, as well as established community banks such as Haven Trust Bank, Gwinnett Community Bank and Peachtree Bank. Nevertheless, we believe that our management team, our focus on relationship banking, and the economic and demographic dynamics of our service area will allow us to gain a meaningful share of the area’s deposits.

Employees

As of March 24, 2008, the bank had 13 full-time employees.

SUPERVISION AND REGULATION

Both the company and the bank are subject to extensive state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Beginning with the enactment of the Financial Institutions Reform Recovery and Enforcement Act in 1989 and followed by the FDIC Improvement Act in 1991 and the Gramm-Leach-Bliley Act in 1999, numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations. It is intended only to briefly summarize some material provisions.

Touchmark Bancshares, Inc.

We own 100% of the outstanding capital stock of the bank, and are therefore a bank holding company under the federal Bank Holding Company Act of 1956. As a result, we are primarily subject to the supervision, examination and reporting requirements of the Bank Holding Company Act. As a bank holding company located in Georgia, the Georgia Department of Banking and Finance also regulates and monitors significant aspects of our operations.

The Bank Holding Company Act. Under the Bank Holding Company Act, we are subject to periodic examination by the Federal Reserve and are required to file periodic reports of our operations and any additional information that the Federal Reserve may require. Our activities at the bank and holding company level will be limited to:

•	banking and managing or controlling banks;

•	furnishing services to or performing services for its subsidiaries; and

•	engaging in other activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

Investments, Control, and Activities. With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•	acquiring substantially all the assets of any bank;

•

acquiring direct or indirect ownership or control of any voting shares of any bank if after the acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or

•	merging or consolidating with another bank holding company.

In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. If we have more than 500 shareholders of record on December 31, 2008 or at the end of any fiscal year thereafter, we will be required to register under Section 12 of the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption. Because as of March 20, 2008 we have only 469 shareholders of record, we do not anticipate that we will register our class of common stock under Section 12 of the Securities Exchange Act prior to April 30, 2009. The regulations provide a procedure for rebutting control when ownership of any class of voting securities is below 25%.

Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

•	making or servicing loans and certain types of leases;

•	engaging in certain insurance and discount brokerage activities;

•	performing certain data processing services;

•	acting in certain circumstances as a fiduciary or investment or financial adviser;

•	owning savings associations; and

•	making investments in certain corporations or projects designed primarily to promote community welfare.

The Federal Reserve Board imposes certain capital requirements on the company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Capital Regulations.” Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company. Our ability to pay dividends will be subject to regulatory restrictions. We will also be able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which we might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank’s holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999, was signed into law on November 12, 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies that become financial holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are “complementary” to financial activities.

The Act is intended, in part, to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on us.

State Law Restrictions. As a Georgia business corporation, we are subject to certain limitations and restrictions under applicable Georgia corporate law.

Touchmark National Bank

The bank is a national banking association incorporated under the laws of the United States and subject to examination by the Office of the Comptroller of the Currency. Deposits in the bank are insured by the FDIC up to a maximum amount, which is currently $100,000 for each general depositor and $250,000 for certain retirement depositors.

The Office of the Comptroller of the Currency and the FDIC regulate or monitor virtually all areas of the bank’s operations, including:

•	security devices and procedures;

•	adequacy of capitalization and loss reserves;

•	loans;

•	investments;

•	borrowings;

•	deposits;

•	mergers;

•	issuances of securities;

•	payment of dividends;

•	interest rates payable on deposits;

•	interest rates or fees chargeable on loans;

•	establishment of branches;

•	corporate reorganizations;

•	maintenance of books and records; and

•	adequacy of staff training to carry on safe lending and deposit gathering practices

The Office of the Comptroller of the Currency requires the bank to maintain specified capital ratios and imposes limitations on the bank’s aggregate investment in real estate, bank premises, and furniture and fixtures. The Office of the Comptroller of the Currency also requires the bank to prepare quarterly reports on the bank’s financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures. As a new bank, we will be required to obtain from the Office of the Comptroller of the Currency a written determination of no objection before the bank engages in any significant deviation or change from its business plan or operations. In addition, during the first three years of the bank’s operations, the bank will be required to provide the FDIC with a copy of any such notice made to the Office of the Comptroller of the Currency.

FDIC Improvement Act. Under the FDIC Improvement Act, all insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and their state supervisor when applicable. The FDIC Improvement Act directs the FDIC to develop a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

•	internal controls;

•	information systems and audit systems;

•	loan documentation;

•	credit underwriting;

•	interest rate risk exposure; and

•	asset quality

National banks and their holding companies which have been chartered or registered or have undergone a change in control within the past two years or which have been deemed by the Office of the Comptroller of the Currency or the Federal Reserve Board to be troubled institutions must give the Office of the Comptroller of the Currency or the Federal Reserve Board 30 days prior notice of the appointment of any senior executive officer or director. Within the 30 day period, the Office of the Comptroller of the Currency or the Federal Reserve Board, as the case may be, may approve or disapprove any such appointment.

Deposit Insurance and Assessments. The deposits of Touchmark National Bank are insured to a maximum of $100,000 per depositor, except for “self-directed” retirement accounts, which are insured up to $250,000 per owner. All insured banks are required to pay semi-annual deposit insurance assessments to the FDIC which are determined pursuant to a risk-based system adopted by the FDIC. In 2006, the FDIC enacted various rules to implement the provisions of the Federal Deposit Insurance Reform Act of 2005 (the “FDI Reform Act”). On March 31, 2006, in accordance with the FDI Reform Act, the FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund (“DIF”). The FDIC also revised, effective January 1, 2007, the risk-based premium system under which the FDIC classifies institutions and generally assesses higher rates on those institutions that tend to pose greater risks to the DIF. Under the new rules, the FDIC will evaluate each institution’s, including the bank’s, risk based on a combination of the institution’s supervisory ratings and financial ratios. FDIC assessment rates will generally range between 5 and 7 cents per $100 in deposits.

Transactions with Affiliates and Insiders. The bank is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank’s capital and surplus and, as to all affiliates combined, to 20% of the bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

The bank is also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. The bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

Regulation W. The Federal Reserve Board has issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. In addition, under Regulation W:

•	a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;

•	covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

•

with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus. This regulation has not yet been adopted.

Dividends. A national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the Office of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. In addition, as a new bank, we are required to maintain a risk-based total Tier 1 capital ratio equal to at least 8%, which would further limit our ability to pay dividends.

Branching. National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. Under current Georgia law, the bank may open branch offices throughout Georgia with the prior approval of the Office of the Comptroller of the Currency. In addition, with prior regulatory approval, the bank is able to acquire existing banking operations in Georgia. Furthermore, federal legislation has been passed which permits interstate branching through acquisitions. The new law permits out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, and interstate merging by banks.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the bank. Under the Gramm-Leach-Bliley Act, banks with aggregate assets of not more than $250 million will be subject to a Community Reinvestment Act examination only once every sixty months if the bank receives an outstanding rating, once every forty-eight months if it receives a satisfactory rating, and as needed if the rating is less than satisfactory. Additionally, under the Gramm-Leach-Bliley Act, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements.

The Gramm-Leach-Bliley Act. Under the Gramm-Leach-Bliley Act, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The Gramm-Leach-Bliley Act imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the Gramm-Leach-Bliley Act imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and nonbank affiliates.

The Gramm-Leach-Bliley Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market an institution’s own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing, or other marketing to the consumer.

Other Regulations. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•

the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the bank are also subject to:

•

the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•

the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums.

The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

Under these guidelines, banks’ and bank holding companies’ assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight applies. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a

50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

The federal bank regulatory authorities have also implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points. As a new bank, the Office of the Comptroller of the Currency and the FDIC will require us to maintain a Tier 1 leverage ratio of at least 8% during our first three years of operations.

The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. We currently qualify as “well capitalized.”

Under the FDIC Improvement Act regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

•	submit a capital restoration plan;

•	raise additional capital;

•	restrict their growth, deposit interest rates, and other activities;

•	improve their management;

•	eliminate management fees; or

•	divest themselves of all or a part of their operations.

A bank that is not “well capitalized” is also subject to certain limitations relating to so-called “brokered” deposits. Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans.

These capital guidelines can affect us in several ways. If we grow at a rapid pace, our capital may be depleted too quickly, and a capital infusion from the holding company may be necessary which could impact our ability to pay dividends. Our capital levels will initially be more than adequate; however, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors could change our capital position in a relatively short period of time.

Failure to meet these capital requirements would mean that a bank would be required to develop and file a plan with its primary federal banking regulator describing the means and a schedule for achieving the minimum capital requirements. In addition, such a bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time.

Financial Institutions Reform Recovery and Enforcement Act. This act expanded and increased the enforcement powers of the regulators in terms of both civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

Privacy and Credit Reporting. Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. It is the bank’s policy not to disclose any personal information unless required by law.

Like other lending institutions, the bank utilizes credit bureau data in its underwriting activities. Use of such data is regulated under the Federal Credit Reporting Act on a uniform, nationwide basis, including credit reporting, prescreening, sharing of information between affiliates, and the use of credit data. The Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) authorizes states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of the FACT Act.

USA PATRIOT Act of 2002. In October 2002, the USA PATRIOT Act of 2002 was enacted in response to the terrorist attacks in New York, Pennsylvania, and Washington D.C. that occurred on September 11, 2001. The PATRIOT Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the PATRIOT Act on financial institutions is significant and wide ranging. The PATRIOT Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties who may be involved in terrorism or money laundering.

Check 21. The Check Clearing for the 21st Century Act gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

•	allowing check truncation without making it mandatory;

•	demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

•	legalizing substitutions for and replacements of paper checks without agreement from consumers;

•	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

•

requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•	requiring the re-crediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

Effect of Governmental Monetary Policies. Our earnings will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Proposed Legislation and Regulatory Action. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Item 2.	Properties.

Our executive offices are located at 3740 Davinci Court, Suite 150, Norcross, Georgia 30092. This facility is approximately 2,800 square feet and is subject to a 39-month lease which began in May 2007. Annual rent began at $4,728 per month, with incremental increases thereafter over the term of the lease. The main office of the bank is located at the intersection of Peachtree Industrial Boulevard and Abbotts Bridge Road. The address is 3170 Peachtree Industrial Boulevard, Suite 100, Duluth, Georgia 30097. This office is approximately 3,000 square feet and is leased for a period of five years with two five-year options to renew. The lease includes a rental holiday for the first seven months and thereafter requires monthly rental payments which begin at $4,771 per month and increase incrementally over the term of the lease. This lease also includes a tenant allowance of $13,630 to be used for improvements. In addition, we have entered into a five-year lease (with a five-year renewal option) for branch office in Doraville, Georgia which we plan to open during the third quarter of 2008. Lease payments, effective at the time of possession, will be $8,163 per month during the first year, and increase 2% each year thereafter.

On December 7, 2007, we purchased 9.7 acres of land on Satellite Boulevard near I-85 in Duluth, Georgia, as a potential site for our future main office, for approximately $2.3 million.

Item 3.	Legal Proceedings.

In the ordinary course of operations, we may be a party to various legal proceedings from time to time. We do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations, or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established market for our common stock. We do not expect to qualify for listing on Nasdaq or any other exchange for at least several years. We are currently considering whether to seek a sponsoring broker-dealer to match buy and sell orders for our common stock in order to be quoted on the OTC Bulletin Board. Even if we become quoted, the trading markets on the OTC Bulletin Board lack the depth, liquidity, and orderliness necessary to maintain a liquid market. The decision of whether to seek a sponsoring broker-dealer has not yet been made and remains wholly within our discretion.

As of March 20, 2008, there were 3,183,311 shares of common stock outstanding held by approximately 469 shareholders of record. All of our currently issued and outstanding common stock was issued on January 28, 2008, in connection with the initial closing of our initial public offering of common stock which commenced on August 31, 2007. The offering is scheduled to close on March 31, 2008. We are not aware of any trades of our common stock.

We have not declared or paid any cash dividends on our common stock since our inception. For the foreseeable future we do not intend to declare cash dividends. We intend to retain earnings to grow our business and strengthen our capital base. Our ability to pay dividends depends on the ability of our subsidiary, Touchmark National Bank, to pay dividends to us. As a national bank, Touchmark National Bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts. In addition, the bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the Office of the Comptroller of the Currency will be required if the total of all dividends declared in any calendar year by the bank exceeds the bank’s net profits to date for that year combined with its retained net profits for the preceding two years less any required transfers to surplus. The Office of the Comptroller of the Currency also has the authority under federal law to enjoin a national bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

As of December 31, 2007, we had not adopted any stock incentive plans or issued any equity-based compensation or awards. On March 19, 2008, we issued organizer and director warrants to our organizers and directors with a $10.00 exercise price and a ten year exercise period. These warrants were issued to our organizers and directors in exchange for their contributions during our organizational period and for their continuing involvement in the management of the company and the bank. The organizer warrants are immediately exercisable, while the director warrants vest over a three year period.

Item 6.	Selected Financial Data.

Not applicable because the company is a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Touchmark Bancshares, Inc. (formerly Touchstone Bancshares, Inc.), a bank holding company, was incorporated as a Georgia corporation on April 3, 2007 to organize and serve as a bank holding company for Touchmark National Bank, a proposed 100% owned subsidiary. On May 8, 2007, our organizers filed applications with the Office of the Comptroller of the Currency to charter the bank as a national bank and with the Federal Deposit Insurance Corporation to receive federal deposit insurance. In November 2007, we filed an application with the Federal Reserve Board to become a bank holding company. As of January 25, 2008, we had met all of the requirements to conduct a minimum closing of our stock offering and this allowed for release of funds from escrow. On January 28, 2008, we conducted an initial closing of our offering of common stock, selling an aggregate of 3,183,311 shares of common stock at $10 per share for total gross proceeds of $31,833,110. These amounts were released from escrow on January 28, 2008. On January 28, 2008, with final regulatory approvals, Touchmark National Bank opened for business and we used $26,000,000 to capitalize the bank.

Our initial public offering is scheduled to close on March 31, 2008. Upon termination of the offering, we will conduct a final closing for all subscriptions received and accepted after our minimum closing which occurred on January 28, 2008. The maximum offering proceeds are $41,562,500, or 4,156,250 shares, at $10 per share.

Management’s Discussion and Analysis

This discussion is intended to assist in understanding the financial condition and results of operations of our company. The following is a discussion of our financial condition as of December 31, 2007, and the results of operations for the period April 3, 2007, date of inception, through December 31, 2007. These comments should be read in conjunction with our financial statements and accompanying notes appearing in this report.

Our principal activities through December 31, 2007 related to our organization, preparing our business plan, filing an application with the Office of the Comptroller of the Currency to charter a national bank, filing an application with the FDIC for deposit insurance, filing an application with the Board of Governors of the Federal Reserve for approval to form a bank holding company, and the conducting of our initial public offering.

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the notes to our audited financial statements included in this report.

Certain accounting policies involve significant judgments and assumptions by us that may have a material impact on the carrying value of certain assets and liabilities. We consider such accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe are reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

Allowance for Loan Losses. We believe that the determination of the allowance for loan losses will be the critical accounting policy that will require the most significant judgments and estimates used in preparation of our financial statements upon the commencement of operations of the bank. Refer to section “Allowance for Loan Losses” for a more detailed description of the methodology related to the allowance for loan losses.

Income Taxes. We use assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in its financial statements and income tax returns, and income tax expense. Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations. Management exercises judgment in evaluating the amount and timing of recognition of resulting tax liabilities and assets. These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change. No assurance can be given that either the tax returns submitted by us or the income tax reported on the financial statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service. We are subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent nondeductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income in order to ultimately realize deferred income tax assets.

Financial Results

At December 31, 2007 we had total assets of $2,909,620, consisting of security deposits of $14,513, prepaid expenses of $53,778, deferred stock issuance costs of $186,204 and premises and equipment of $2,655,125.

Our liabilities at December 31, 2007 were $4,253,075, consisting of a real estate loan of $2,450,000, net advances from organizers of $980,000, a line of credit of $575,000, deferred rent of $20,485, accrued compensation of $151,430 and accrued liabilities of $76,160. We had a shareholder’s deficit of $1,343,455 at December 31, 2007.

We had a net loss of $1,386,504 for the period April 3, 2007, date of inception, to December 31, 2007. These losses resulted from expenses incurred in connection with activities related to our organization and that of the bank. These activities included the preparation and filing of an application with the Office of the Comptroller of the Currency to charter the bank, the preparation and filing of an application with the FDIC to obtain insurance of the deposits of the bank, responding to questions and providing additional information to those agencies in connection with the application process, the preparation and filing of an application with the Federal Reserve Board to form a holding company, the selling of common stock in the offering, investor meetings, meetings and discussions among various organizers regarding application information, targeting markets, capitalization issues, and planning and organizing for the opening of the bank. Because we were in the organizational stage, we had no operations from which to generate revenues. Operations were funded through advances from our organizers and a line of credit guaranteed by our organizers.

Initially, we anticipate deriving income principally from interest charged on loans and, to a lesser extent, from interest earned on investments, from fees received in connection with the origination of loans, and from other banking services. Our principal expenses in our initial year of operations are anticipated to be interest expense on deposits, provisions for loan losses and operating expenses.

Expenses

As of December 31, 2007, we incurred $28,680 in application fees, $273,719 in legal and consulting fees, $831,416 in salaries and employee benefits expense, $68,591 in occupancy and equipment expense, $63,697 in interest expense and $120,401 in other expense. Prior to our releasing subscription funds from escrow, these expenses were funded by non-interest-bearing advances from our organizers and by a line of credit with availability of $2.5 million at an interest rate of prime minus 0.5% which was guaranteed by our organizers. On December 7, 2007, we purchased 9.7 acres of land on Satellite Boulevard near I-85 in Duluth, Georgia, as a potential site for our future main office, for approximately $2.3 million which was financed by a loan guaranteed by our organizers. We have used the funds released from the subscription escrow account to repay organizer advances, the land loan, and the amounts due under our line of credit. In addition, we have entered into contracts totaling $535,872 for the design and construction of our branch location in Doraville, Georgia which we expect to open during the third quarter of 2008.

Liquidity and Interest Rate Sensitivity

Organizational Period. During our organizational period and until the bank commenced operations on January 28, 2008, our cash requirements consist principally of funding our pre-opening expenses, as well as capital expenditures for the furnishing and equipping of our executive office in Norcross, Georgia, and our initial main office in Duluth, Georgia.

Commencement of Banking Operations. Touchmark National Bank, which began banking operations on January 28, 2008, will depend on net interest income for its primary source of earnings. Net interest income is the difference between the interest we charge on our loans and receive from our investments, our assets, and the interest we pay on deposits, our liabilities. Movements in interest rates will cause our earnings to fluctuate. To lessen the impact of these margin swings, we intend to structure our balance sheet so that we can reprice the rates applicable to our assets and liabilities in roughly equal amounts at approximately the same time. We will manage the bank’s asset mix by regularly evaluating the yield, credit quality, funding sources, and liquidity of its assets. We will manage the bank’s liability mix by expanding our deposit base and converting assets to cash as necessary. If there is an imbalance in our ability to reprice assets and liabilities at any point in time, our earnings may increase or decrease with changes in the interest rate, creating interest rate sensitivity. Interest rates have historically varied widely, and we cannot control or predict them. Despite the measures we plan to take to lessen the impact of interest rate fluctuations, large moves in interest rates may negatively impact our profitability.

Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, represents the difference in the re-pricing rate of market-sensitive assets and liabilities over a given time interval, typically one year. The general objective of gap management is to actively manage rate sensitive assets and liabilities in order to reduce the impact of interest rate fluctuations on the net interest margin. We will generally attempt to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize our overall interest rate risks.

We will evaluate regularly our balance sheet’s asset mix in terms of several variables, including yield, credit quality, appropriate funding sources and liquidity. To effectively manage our balance sheet’s liability mix, we plan to focus on expanding our deposit base and converting assets to cash as necessary. As we continue to grow, we will restructure our rate sensitivity position in an effort to hedge against rapidly rising or falling interest rates. Our Asset/Liability Committee will meet on a regular basis to manage appropriate strategies consistent with our growth and risk parameters.

For an operating bank, liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. Initially, we expect that a portion of the net proceeds of the public offering will be available for working capital purposes and will provide funds for these purposes. In addition, we can obtain these funds by converting assets to cash or by attracting new deposits. Through our banking operations, our ability to maintain and increase deposits will serve as our primary source of liquidity. To provide additional sources of liquidity, we plan to maintain a federal funds borrowing line of credit with one or more correspondent banks and have become a member of the Federal Home Loan Bank of Atlanta.

Prior to releasing the subscription funds from escrow, we used organizer contributions totaling $980,000 and draws from a $2.5 million line of credit to pay pre-opening expenses, capital expenditures for the furnishing and equipping of our executive office in Norcross, Georgia, and our initial main office in Duluth, Georgia. We anticipate that the proceeds of the offering will be sufficient to satisfy our financial needs for at least the next three years.

Impact of Inflation

The financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than does the effect of inflation.

While the effect of inflation on a bank is not typically as significant as its influence on those businesses that have large investments in plant and inventories, managing a bank balance sheet in an inflationary environment requires diligence and appropriate strategy. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same. While interest rates have traditionally moved with inflation, the effect on income is diminished because both the interest earned on assets and the interest paid on liabilities move in correlated fashion. Also, increases in the price of goods and services will also generally result in increased operating expenses.

Capital Adequacy

There are two primary regulatory measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines and (ii) the leverage ratio.

Risk-based capital guidelines measure the amount of a bank’s required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Under established risk-based capital guidelines, capital is divided into two “tiers.” Tier 1 capital consists of common shareholders’ equity, noncumulative and cumulative perpetual preferred stock, and minority interests. Goodwill, if any, is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8%, with at least 4% consisting of tier 1 capital.

The second measure of capital adequacy relates to the leverage ratio. The FDIC has established a 3% minimum leverage ratio requirement. The leverage ratio is computed by dividing tier 1 capital into average total assets. In the case of the Bank and other banks that are experiencing growth or have not received the highest regulatory rating from their primary regulator, the minimum leverage ratio should be 3% plus an additional cushion of at least 1% to 2%, depending upon risk profiles and other factors. For the first three years of operation, the bank will be required to maintain an 8% leverage ratio.

The bank was well capitalized when it opened on January 28, 2008.

Allowance for Loan Losses

The loan loss allowance will be maintained at a level we believe to be sufficient to cover losses in the loan portfolio at a specific point in time. Assessing the adequacy of the loan loss allowance will require considerable ongoing judgment. The adequacy of the allowance will be analyzed using an internal analysis model. For purposes of this analysis, adequacy will be defined as a level sufficient to absorb probable losses in the portfolio. The methodology will rely upon our judgment. Our judgments will be based on our assessment of various issues, including, but not limited to, the pace of loan growth, emerging portfolio concentrations, the risk management system relating to lending activities, entry into new markets, new product offerings, loan portfolio quality trends, and current economic and business conditions. An allowance model will consider such elements as loan risk grade classifications, historical asset quality trends for ourselves and comparable financial institutions, our assessment of current economic conditions, and reviews of specific high risk sectors of the portfolio. Loans will be graded at inception and reviewed on a periodic basis to ensure that the assigned risk grades are current based on the definition of such classification. The value of underlying collateral will also be considered during our analysis. The resulting monthly model and related conclusions will be reviewed and approved by Management. Our analysis of allowance adequacy will include consideration for loan impairment. While we will use the best information available at the time to make evaluations, future adjustments to the allowance may be necessary if results differ substantially from the assumptions used in making the evaluations.

The methodology for assessing the adequacy of the allowance will establish both an allocated and unallocated component of the reserve. The allocated component will be based principally on current loan grades and historical loss rates adjusted for various qualitative factors. The unallocated component will estimate probable losses in the portfolio that are not fully captured in the allocated allowance. This analysis will include, but will not necessarily be limited to, industry concentrations, future market expansions, model imprecision, and the estimated impact of then current economic conditions on historical loss rates. We will monitor trends within the portfolio, both quantitative and qualitative, and assess the reasonableness of the unallocated component.

The allowance will also be subject to examination and adequacy testing by regulatory agencies. In addition, such regulatory agencies could require allowance adjustments based on information available to them at the time of their examination.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the financial reporting and income tax bases of assets and liabilities. At December 31, 2007, no taxable income had been generated and therefore, no tax provision has been included in these financial statements.

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that affect our accounting, reporting, and disclosure of financial information.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to make an irrevocable election, at specified election dates, to measure eligible financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The provisions of this statement are effective as of the beginning of the first fiscal year that begins after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have any material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51. SFAS No. 160 changes the accounting and reporting for minority interest, which will be recharacterized as noncontrolling interest and classified as a component of equity. The provisions of this statement are effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS No. 160 to have any material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations. SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141 (R), changes in an entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. The provisions of this statement are effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS No. 141(R) to have a material impact on our financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because the company is a smaller reporting company.

Item 8.	Financial Statements.

TOUCHMARK BANCSHARES, INC.

(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors

Touchmark Bancshares, Inc.

Norcross, Georgia

We have audited the accompanying balance sheet of Touchmark Bancshares, Inc. as of December 31, 2007, and the related statements of operations, shareholder’s deficit and cash flows for the period from April 3, 2007, date of inception, to December 31, 2007. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Touchmark Bancshares, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the period from April 3, 2007, date of inception, to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Mauldin & Jenkins, LLC

Atlanta, Georgia

March 27, 2008

TOUCHMARK BANCSHARES, INC.

(A Development Stage Company)

Balance Sheet

December 31, 2007

ASSETS
Security deposits	$14,513
Prepaids	53,778
Deferred stock issuance costs	186,204
Premises and equipment	2,655,125

Total assets	$2,909,620

LIABILITIES AND SHAREHOLDER’S DEFICIT
Liabilities
Accrued liabilities	$76,160
Line of credit	575,000
Advances from organizers, net of discount	980,000
Deferred rent	20,485
Accrued compensation	151,430
Note payable	2,450,000

Total liabilities	4,253,075

Shareholder’s Deficit
Preferred stock, no par value, 10,000,000 shares authorized, none issued	—
Common stock, $.01 par value, 50,000,000 shares authorized, 10 shares issued	—
Paid in capital	43,049
Deficit accumulated during the development stage	(1,386,504)

Total shareholder’s deficit	(1,343,455)

Total liabilities and shareholder’s deficit	$2,909,620

See notes to the financial statements

TOUCHMARK BANCSHARES, INC.

(A Development Stage Company)

Statement of Operations

For the period April 3, 2007, Date of Inception,

to December 31, 2007

Expenses:
Legal and consulting	273,719
Salaries and benefits	831,416
Application fees	28,680
Education	28,556
Marketing	37,222
Insurance	5,306
Rent	36,807
Miscellaneous	7,694
Auto	2,646
Data processing	3,432
Travel	3,964
Telephone	9,753
Licenses and permits	1,269
Office supplies	9,914
Accounting	11,627
Dues and subscriptions	5,735
Meals and entertainment	3,993
Depreciation	18,599
Interest	63,697
Equipment	2,151
Bank service charges	224
Contributions	100

Total expenses	1,386,504

Net loss	$(1,386,504)

See notes to the financial statements

TOUCHMARK BANCSHARES, INC.

(A Development Stage Company)

Statement of Shareholder’s Deficit

For the period April 3, 2007, Date of Inception,

to December 31, 2007

	Preferred Stock	Common Stock	Paid In Capital	Deficit Accumulated During The Development Stage	Total
Balance, April 3, 2007 (Date of Inception)	$—	$—	$—	$—	$—
Common stock	—	—	100	—	100
Imputed interest on organizer advances	—	—	42,949	—	42,949
Net loss	—	—	—	(1,386,504)	(1,386,504)

Balance, December 31, 2007	$—	$—	$43,049	$(1,386,504)	$(1,343,455)

See notes to the financial statements

TOUCHMARK BANCSHARES, INC.

(A Development Stage Company)

Statement of Cash Flows

For the period April 3, 2007, Date of Inception, to December 31, 2007

Cash flow from operating activities:
Net loss	($1,386,504)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	18,599
Amortization of discount	42,949
Increase in security deposits	(14,513)
Increase in prepaids	(53,778)
Increase in deferred stock issuance costs	(186,204)
Increase in accrued compensation	151,430
Increase in accrued liabilities	12,899
Increase in deferred rent	20,485

Net cash used in operating activities	(1,394,637)

Cash flow from investing activities:
Purchases of premises and equipment	(2,673,724)

Net cash used in investing activities	(2,673,724)

Cash flow from financing activities:
Advances from overdrafts	63,261
Organizer advances	980,000
Advances from line of credit	575,000
Proceeds from note payable	2,450,000
Common stock issued	100

Net cash provided by financing activities	4,068,361

Net change in cash	—
Cash at the beginning of the period	—

Cash at the end of the period	$0

Supplemental disclosures of cash flow information:
Interest paid	$7,849

See notes to the financial statements

TOUCHMARK BANCSHARES, INC.

(A Development Stage Company)

Notes to Financial Statements

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company, a Georgia corporation, was established on April 3, 2007 for the purpose of organizing and managing Touchmark National Bank, in organization (the “Bank”). Concurrent with the formation of Touchmark Bancshares, Inc. (formerly known as, Touchstone Bancshares, Inc.), Touchmark Bancshares, Inc. acquired certain assets and assumed certain liabilities of Formosa Rose, LLC. The Bank, a proposed national bank at December 31, 2007, will be headquartered in Gwinnett County, Georgia and will operate as a community bank serving Gwinnett County, Georgia and surrounding areas. The Bank’s organizers filed applications with the Office of Comptroller of the Currency (the “OCC”) to obtain a national bank charter and with the Federal Deposit Insurance Corporation (the “FDIC”) to obtain insurance for the Bank’s deposits. The Company filed for approval with the Federal Reserve Board to become a bank holding company, and acquire all of the stock of the Bank upon its formation. As of January 25, 2008, the Company had received all final approvals from the respective regulatory authorities to begin operations. On January 28, 2008, the Bank opened for business.

The Company was a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises, as it devoted substantially all its efforts to establishing a new business. The Company’s planned principal operations had not commenced and revenue had not been recognized from the planned principal operations.

The Company was in the process of a common stock offering to raise capital for the initial capitalization of the Bank. Subsequent to December 31, 2007, the Company received all final regulatory approvals and met its minimum requirement of the initial capital raise.

To capitalize the Bank, the Company proposed to offer a minimum of 3,125,000 shares and a maximum of 4,156,250 shares of common stock of the Company at $10 per share. The Company was required to sell the minimum number of shares in order to meet regulatory conditions for final approval of its charter. The offering will raise gross proceeds between $31,250,000 and $41,562,500. The organizers, directors and executive officers of the Company purchased 1,050,000 shares of common stock at $10 per share in the offering.

TOUCHMARK BANCSHARES, INC.

(A Development Stage Company)

Notes to Financial Statements

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In recognition of financial risks undertaken by the organizers and directors of the Company, warrants to purchase additional shares of the Company’s common stock will be issued to these individuals. The warrants will be divided into Type I (Director) and Type II (Organizer) warrants, and warrants will be exercisable at a price equal to $10 per share.

Type I warrants will be awarded in recognition of the directors contributions to the initial capitalization of the Company. Directors will be awarded these warrants to purchase one share of common stock for every share they purchase in the initial public offering, up to a maximum of 10,000 shares per director, except for certain directors whose maximum will be 20,000 shares. The Company expects to award 220,000 Type I warrants.

Type II warrants will be awarded in recognition of the financial risk undertaken by organizers in contributing seed capital and guaranteeing certain liabilities of the Company to fund our organizational expenses. Warrants will be issued based on the amount of funds each organizer places at risk, which includes seed capital contributed and each organizers pro-rata share of the organizational line of credit guaranteed. We expect to award 250,000 Type II warrants.

The Company will adopt the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment. Upon issuance of these warrants, compensation cost will be recognized in the consolidated financial statements of the Company for all share-based payments granted, based on the grant date fair value estimated in accordance with the provision of Statement 123(R).

Basis of Presentation

The financial statements have been prepared on the accrual basis in accordance with generally accepted accounting principles of the United States of America.

Estimates

The financial statements include estimates and assumptions that affect the financial position and results of operations of the Company and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Organization Costs

Organization costs include incorporation, legal, consulting and accounting fees incurred in connection with organizing the Company and Bank. In accordance with Statement of Position (SOP) 98-5, “Reporting on the Costs of Start-Up Activities,” organization costs are expensed when incurred.

TOUCHMARK BANCSHARES, INC.

(A Development Stage Company)

Notes to Financial Statements

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities projected future taxable income and tax planning strategies.

The future tax consequences of the differences between the financial reporting and tax basis of the Company’s assets and liabilities resulted in a net deferred tax asset. A valuation allowance was established for the net deferred tax asset, as realization of these deferred tax assets is dependent on future taxable income.

Fiscal Year

The Company will adopt a calendar year for both financial reporting and tax reporting purposes.

TOUCHMARK BANCSHARES, INC.

(A Development Stage Company)

Notes to Financial Statements

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159 (FAS 159), The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value option is determined on an instrument basis and is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. As part of the Company’s adoption of FAS 159 as of January 1, 2008, it does not plan to choose the option to measure eligible financial instruments at fair value and therefore the adoption of FAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued FASB Statement No. 160 (FAS 160), Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. FAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. FAS 160 is effective for fiscal years beginning after December 15, 2008. The Company’s adoption of FAS 160 during the first quarter of 2009 is not expected to have a material impact on its financial condition or results of operations.

In December 2007, the FASB issued FASB Statement No. 141(revised 2007) (FAS 141R), Business Combinations. FAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under FAS 141R, changes in an entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. FAS 141R is effective for fiscal years beginning after December 15, 2008. The Company’s adoption of FAS 141R during the first quarter of 2009 is not expected to have a material impact on its financial condition or results of operations.

TOUCHMARK BANCSHARES, INC.

(A Development Stage Company)

Notes to Financial Statements

2.	PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation. Depreciation will be computed by the straight-line method over the useful lives of the assets (39 years for the building, 5 to 7 years for the furniture, fixtures and equipment, and 3.25 years for leasehold improvements). For the period ending December 31, 2007 depreciation expense totaled $18,599. The major classes of premises and equipment and total accumulated depreciation are as follows:

Furniture and fixtures	$56,577
Land	2,409,023
Leasehold improvements	34,915
Equipment	173,209
Accumulated depreciation	(18,599)

$2,655,125

3.	DEBT

On May 14, 2007, the Company established a $2,500,000 line of credit with a financial institution to fund organizational expenses, pre-opening expenses and the expenses of the Company’s common stock offering during the development stage. At December 31, 2007, the outstanding balance was $575,000. The line of credit is uncollateralized and is guaranteed by 19 of the organizers of the Company. The line of credit bears interest at the Wall Street Journal prime rate minus .50%, or 6.75% at December 31, 2007, and matures May 13, 2008. Interest is payable monthly, with all principal due at maturity.

On December 7, 2007, the Company funded the purchase of land for its future corporate headquarters through a note payable with a financial institution. The note payable has $2,450,000 outstanding as of December 31, 2007. The note payable is collateralized by the land and is guaranteed by 18 of the organizers of the Company. The note bears interest at the Wall Street Journal prime rate minus .50%, or 6.75% at December 31, 2007, and matures December 6, 2008. Interest is payable monthly, with all principal due at maturity.

All outstanding balances on the line of credit and the note payable were paid in full on January 28, 2008 with the proceeds from the initial common stock offering.

TOUCHMARK BANCSHARES, INC.

(A Development Stage Company)

Notes to Financial Statements

4.	ADVANCES FROM ORGANIZERS

The organizers have advanced funds during the organizational period of $980,000, with imputed interest of $42,949 considered to be additional paid in capital. These advances are non-interest bearing and were to be repaid from proceeds from the line of credit. Imputed interest has been reflected as a discount and is amortized (reflected as interest expense) over the expected term of the note. At December 31, 2007, all imputed interest had been recognized. Interest has been imputed using the short-term treasury rates at the time the funds were received. The advances were repaid January 28, 2008 upon the Company successfully meeting the minimum requirements of the common stock offering and breaking escrow.

5.	COMMITMENTS AND RELATED PARTY TRANSACTIONS

The Company has entered into an employment agreement with its president and chief executive officer, who is also an organizer of the Company. The terms of the agreement are as follows: annual base salary of $200,000, an option to purchase an amount of the Company’s common stock equal to 1% of the number of shares of common stock sold in the initial offering, an annual cash bonus as determined by the board of directors, a monthly automobile allowance and various additional benefits. The initial term of the agreement is three years.

The Company has entered into an employment agreement with its chief financial officer. The terms of the agreement are as follows: annual base salary of $165,000, an option to purchase 15,000 shares of the Company’s common stock, and an annual cash bonus as determined by the Company’s chief executive officer. The initial term of the agreement is three years.

The Company entered into an agreement for consulting services for assistance in the organization of the Company and Bank. The Company committed to pay a total of $125,000 for these services, of which all amounts had been expensed at December 31, 2007. Additionally, upon the Bank receiving its final charter approval, the Company shall grant to the consulting firm stock warrants to purchase 12,500 shares of the common stock of the Company.

TOUCHMARK BANCSHARES, INC.

(A Development Stage Company)

Notes to Financial Statements

6.	LEASES

The Company entered into a lease, which commenced May 1, 2007 and has a term of thirty-nine months, for its headquarters. The lease contains a rental holiday for the first three months of the lease and thereafter requires monthly rental payments, which begin at $4,728 per month and escalate periodically.

The Company entered into an agreement to lease a branch location for a term of five years. The lease will commence once the location is constructed. Monthly base rental payments for the first 12 months of the lease are $8,163.

The Company entered into an agreement to lease a branch location for a term of sixty seven months, with the lease commencing in January 2008. This lease contains a rental holiday for the first seven months of the lease and thereafter requires monthly rental payments, which begin at $4,771 per month and escalate periodically. This lease includes a tenant allowance of $13,630 to be used toward construction of the space. In addition, the Company has entered into contracts totaling $535,872 for the design and construction of this branch location.

The minimum lease payments under this lease are as follows:

2008	$81,731
2009	116,861
2010	92,814
2011	57,723
2012	58,877
Thereafter	34,743

$442,749

7.	INCOME TAXES

The following summarizes the sources and expected tax consequences of future taxable deductions which comprise the net deferred taxes at December 31, 2007.

Deferred tax asset relating to organization expenses and net operating loss carryforward	$523,821
Less valuation allowance	(523,821)

Net deferred taxes	$—

TOUCHMARK BANCSHARES, INC.

(A Development Stage Company)

Notes to Financial Statements

8.	SUBSEQUENT EVENTS

The Company exceeded the minimum of its capital raise and received regulatory approval for the Bank charter. As of the date the Company broke escrow, $31,304,750 in capital had been raised. The Company funded the Bank with $26,000,000 in initial capital and commenced operations January 28, 2008. The Company has extended the offering until March 31, 2008. Through March 20, 2008, 3,183,311 shares have been issued.

Subsequent to December 31, 2007, the Company entered into an agreement with a placement agent to assist the Company with respect to the sale of common stock. The Company has committed to pay a minimum of $80,000 for these services, and 5% of the total amount of capital raised by the agent.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

Our principal executive officer and principal financial officer have evaluated our disclosure controls and procedures as of the end of the fiscal year covered by this report and have concluded that our disclosure controls and procedures are effective. During the fourth quarter of 2007, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the our internal control over financial reporting.

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly formed public companies.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following sets forth information regarding our executive officers and directors, all of whom were elected or appointed in 2007. Our articles of incorporation provide for a classified board of directors, so that, as nearly as possible, one-third of the directors are elected each year to serve three-year terms. The terms of our initial directors will expire at the first annual meeting of shareholders to be held on May 21, 2008. At the first annual meeting of shareholders, our shareholders will elect the following: (i) Class I directors for a term expiring at the second annual meeting of shareholders, (ii) Class II directors for a term expiring at the third annual meeting of shareholders, and (iii) Class III directors for a term expiring at the fourth annual meeting of shareholders. At each annual meeting of shareholders, successors to the class of directors whose term expires at the annual meeting will be elected for a three-year term. Our executive officers serve at the discretion of our board of directors.

Name	Age	Position(s) Held
J. Egerton Burroughs	61	Director
J. William Butler	57	Director
Daniel B. Cowart	48	Director
Barry A. Culbertson	43	Director
Howard R. Greenfield	42	Director
Yuling R. Hayter	45	Director
John L. Johnson	61	Director
Daniel J. Kaufman	60	Director
Moon K. Kim	42	Director
C. Hiluard Kitchens, Jr.	54	Director
Robert D. Koncerak	46	Chief Financial Officer
James E. LeBow	49	Chief Credit Officer
Sudhirkumar C. Patel	49	Director
Thomas E. Persons, Sr.	61	Chairman of the Board
Hasmukh P. Rama	58	Director
J. J. Shah	56	Director
Meena J. Shah	55	Director
William R. Short	54	President, Chief Executive Officer, Director
Bobby G. Williams	51	Vice Chairman
Vivian A. Wong	66	Vice Chairman

J. Egerton Burroughs, director, has been a real estate developer in Conway, South Carolina and Myrtle Beach, South Carolina for over 35 years. Mr. Burroughs is chairman of the board of Burroughs & Chapin Company, and president of Burroughs Brothers Properties. In addition, he is a director and organizer of Crescent Bank, Myrtle Beach, South Carolina, and a past director of The Anchor Bank, Myrtle Beach, South Carolina. Mr. Burroughs is a graduate of the University of the South, Sewanee, Tennessee.

J. William Butler, director, is an Atlanta native and a graduate of Georgia State University. Mr. Butler is a licensed real estate broker and the owner and president of JWB Realty Services, LLC, a commercial brokerage, property management and leasing company. He previously served as president and director of AFCO Inc., an investment company, whose subsidiary AFCO Realty Services, LLC., is a full service commercial brokerage company.

Daniel B. Cowart, director, owns and operates Dan Cowart, Inc., a commercial and residential real estate development company located in Norcross, Georgia. He is a native of Atlanta and a graduate of the University of Georgia with a B.A. in real estate. During his 25 years in real estate, Mr. Cowart has developed over 1,700 residential lots in North Fulton, South Forsyth and Gwinnett Counties. In addition, Mr. Cowart served for seven years on the board of directors for The Peachtree Bank, Duluth, Georgia. He is involved in various community groups and currently serves on the board of trustees of Wesleyan School.

Barry A. Culbertson, director, is president and co-owner of Power Products Unlimited, Inc., a distributor of wireless device accessories since 1995. He has also been an active real estate and community bank investor for over a decade. Mr. Culbertson is a graduate of Florida Atlantic University and has resided in the Atlanta area for over 20 years. He previously volunteered in the Metro Atlanta Big Brothers/Big Sisters program and currently promotes teen driving safety in Georgia through the Joshua Brown Foundation.

Howard Greenfield, director, has been a real estate developer and investor in Georgia, Florida and North Carolina since 2006. Previously, Mr. Greenfield served as regional vice president of Mercury Interactive, a software company in Atlanta, from 1996 to 2005. From 2005 until July 2006, he served as vice president of sales for Witness Systems, a software company based in Roswell, Georgia, until he left to focus full-time on his real estate investments. Mr. Greenfield received his B.A. in finance from Florida Atlantic University.

Yuling R. Hayter, director, is a native of Taipei, Taiwan. She received her M.B.A. from the University of West Georgia in 1997. Ms. Hayter has been the co-owner of E.Z. Pay, Inc., a credit card processing company headquartered in Duluth, since 1997.

John L. Johnson, director, is the founder and president of Interstate Auction Company, which also operates under the name Interstate Brokers, a financial services consulting firm and national real estate auction company. Mr. Johnson has helped organize over 30 de novo banks. He is also the founder and president of Sperry Van Ness/Interstate Brokers, a commercial real estate brokerage company in Atlanta. Mr. Johnson has lived in Atlanta for over 30 years and is actively involved in various charitable organizations in the community. In addition, he has served on the boards of directors of the Atlanta Chamber of Commerce, the Gwinnett Chamber of Commerce, Leadership Atlanta Board of Trustees, Leadership Gwinnett Board of Trustees and the University Yacht Club Board of Governors. Mr. Johnson graduated from the University of Tennessee, and received M.S. degrees in industrial management and accounting, respectively, from the University of North Dakota, while serving as an officer with the United States Air Force.

Daniel J. Kaufman, director, retired from the United States Army, holding the rank of Brigadier General, in 2005. In September 2005, Mr. Kaufman became the charter president of Georgia Gwinnett College, the first new state college in Georgia since 1970. Previously, he served as dean of the academic board and chief academic officer at the United States Military Academy, West Point, New York. Mr. Kaufman graduated from the United States Military Academy and obtained a M.P.A. degree from Harvard University and a PhD from the Massachusetts Institute of Technology.

Moon Kim, director, is a real estate agent with RE/MAX Greater Atlanta, the largest franchise in the RE/MAX global network. Prior to joining RE/MAX, he was president and chief executive officer of Grace Medical Resources, Inc., a recruiting and placement firm specializing in the placement of foreign nurses in United State’s healthcare organizations, since 2002. Mr. Kim is also the president and chief executive officer of International Products Unlimited, an import and export firm based in Suwanee, Georgia, and is the owner and operator of Kaysons Grille, a restaurant also located in Suwanee.

C. Hiluard Kitchens, Jr., director, founded Hiluard Kitchens Homes, Inc., to develop and construct custom homes in the northeast Metropolitan Atlanta area, in 1991. His firm is a preferred builder for the Sugarloaf Country Club and The River Club in Gwinnett County. In addition, Mr. Kitchens is a founding member of Air & Energy Products, LLC, a manufacturer and distributor of indoor air quality products headquartered in Acworth, Georgia.

Robert D. Koncerak is our chief financial officer. He has over 20 years of experience in the financial services industry. He was most recently employed by Wachovia Bank, N.A., as SVP and regional CFO of the Wealth Management Division from February 2002 until February 2007, when he left to assist in the formation of the bank. While with Wachovia, N.A., Mr. Koncerak was responsible for the financial management of 19 Wealth Management Teams located throughout the south and western United States. From January 2000 until February 2002, he served as capital markets controller for Wachovia Bank, N.A. Mr. Koncerak graduated from Penn State University and received his M.B.A. from Duquesne University. He is actively involved in the community and serves on the boards of the Georgia Free Clinic Network and the Coverdell Leadership Institute.

James E. LeBow is our chief credit officer. He has over 25 years of experience in banking. He most recently served as a division president for Georgia Trust Bank in Cobb County, Georgia, from 2005 to 2006. Following a brief sabbatical from the business of banking, he joined our bank in July 2007. From 1980 to 2004, Mr. LeBow held various positions with SunTrust Bank, Atlanta, Georgia, including serving as the director of Risk Management for the Financial Institutions Division from 2002 to 2004. He is actively involved in development efforts at the Westminster Schools and with Children’s Healthcare of Atlanta. He is also a past board member of the Lando Land Company. Mr. Lebow received his bachelors degree in business administration from the University of North Carolina at Chapel Hill, and received his MBA degree from Georgia State University.

Sudhirkumar C. Patel, director, has been a practicing physician and partner of Carolina Internal Medicine in Greenville, South Carolina since 1990. Born in India, Dr. Patel graduated from the Baroda Medical College in India and completed his residency at Coney Island Hospital in Brooklyn, New York. In addition, Dr. Patel was an organizer and is a board member of Independence National Bank in Greenville, South Carolina. He currently resides in the Greenville, South Carolina area, and is actively involved with the Indian community in South Carolina. Dr. Patel is also a member of the Rotary Club of Greenville, the American College of Physicians, and the American Association of Indian Physicians.

Thomas E. Persons, Sr., director and chairman of the board, retired in 1996 as senior executive and general manager of the South Atlanta area for AT&T, the telecommunications company. While at AT&T, Mr. Persons was one of only two executives to serve for five years in AT&T’s Leaders Council, and was honored as AT&T General Manager of the Year for six years during his tenure. He is the cofounder and chief executive officer of the South Carolina Technology Alliance. From 1991 to 1994, he was the business advisory chairman and member of the board of directors of Milton National Bank. He is a Leadership Georgia graduate, a life member of the Atlanta Chamber of Commerce, where he served on the board of directors, as well as president of SME-A and was recognized as one of the five outstanding young leaders in Atlanta. Mr. Persons currently resides in Columbia, South Carolina, and is active in various charitable organizations and serves on numerous business boards and served as the chairman of the Greater Columbia, South Carolina, Chamber of Commerce and is Chairman Emeritus of the Capital City Club. He served as a Trustee of Columbia College for twelve years. He completed Emory University Graduate School’s Executive Management Program and the MIT Cambridge Institute’s AT&T Executive Program, and is also an Aspen Institute Fellow.

Hasmukh P. Rama, director, is the chairman of the board and chief executive officer of JHM Hotels, Inc., in Greenville, South Carolina, which owns and operates 29 hotels with over 4,000 rooms in six states. Mr. Rama has been in the lodging industry for over 30 years and has received several awards for his leadership in the industry. He is the former chairman of the American Hotel & Lodging Association and the founding chairman of the Asian American Hotel Owners Association. He obtained his M.B.A. from Xavier University and was awarded a Doctor of Business Administration in hospitality management, honoris causa, from Johnson & Wales University. Mr. Rama serves as an advisor to a number of hospitality schools including the mentorship program at Cornell University. In addition, he is a director and organizer of Independence National Bank and Independence Bancshares, Inc. in Greenville, South Carolina.

J.J. Shah, director, has been an orthopedic surgeon and president and owner of Gwinnett Clinic, Ltd., in Lawrenceville, Georgia, a multi-practice group with over 30 licensed physicians in 13 locations, since 1984. He received his M.S. from the Baroda Medical College in India in 1978 and received his Georgia state medical license in 1983. Dr. Shah is licensed by the American Board of Orthopedic Surgery and is a fellow in the American Academy of Orthopedic Surgeons.

Meena J. Shah, director, is an owner of Gwinnett Clinic, Ltd., in Lawrenceville, Georgia, where she has practiced family medicine and has been medical director for over 22 years. She obtained her M.D. in 1978 from the Baroda Medical College in India and completed her residency at the Medical College of Georgia in Augusta, Georgia.

William R. Short, director, is our president and chief executive officer. He has more than 30 years of banking experience in Metropolitan Atlanta having held various positions with Wachovia Bank, N.A., since 1976. He was most recently senior vice president/group executive and managing director of several highly successful Atlanta Wealth Management Teams from 2001 until he joined our bank in December 2006. While at Wachovia, Mr. Short also led the banks significant retail and business banking growth in Gwinnett County in the 1980s and 1990s. Mr. Short is actively involved in the community, serving as a board member and chairman of both the Finance and Investment Committees of the Community Foundation for Northeast Georgia, and is a member of the Peachtree Corners Rotary Club. He is a past officer and director of numerous civic organizations including the Gwinnett Children’s Shelter, the Gwinnett Chamber of Commerce, the Gwinnett Convention & Visitor’s Bureau, the Gwinnett Council for Quality Growth, the Cobb Community Foundation, the Gwinnett Council for the Arts and the Atlanta Athletic Club. Mr. Short graduated with a bachelor’s degree in industrial management from Clemson University, obtained his M.B.A. degree from Duke University and has completed management development programs at the Tuck School of Business at Dartmouth and the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill.

Bobby G. Williams, director and vice chairman, has been the president and chief executive officer of E.Z. Pay, Inc., a credit card processing company headquartered in Duluth, since 1997. He is also the chief executive officer of Innerspace Ads, Inc., an indoor advertising company. From 1987 to 1993, Mr. Williams was the Mayor of Duluth, Georgia, having served three complete two-year terms. He is a member of the advisory board of the National Processing Corporation and a former member of the advisory boards for Retriever Payment Systems and First National Bank of Omaha’s Merchant Processing Division. Mr. Williams resides in Suwanee, Georgia.

Vivian Wong, director and vice chairman, has been a real estate investor and developer for over thirty-two years and has developments throughout the Southeast. In 2001, Ms. Wong formed Pacific Gateway Capital, LLC, a company specializing in new United States/China trade including development of United States retail franchises in China and attracting Chinese investment to South Carolina. She is a co-founder and organizing director of Independence National Bank and Independence Bancshares, Inc. in Greenville, South Carolina. Ms. Wong currently resides in Greenville, South Carolina and is active in various charitable organizations and sits on several community boards and committees.

J.J. Shah and Meena J. Shah are husband and wife. Bobby G. Williams and Yuling Hayter are husband and wife. There are no other family relationships among any of our executive officers or directors.

Section 16(a) Beneficial Ownership Reporting Compliance

We do not have a class of securities registered under Section 12 of the Securities Exchange Act of 1934. Therefore, our directors, executive officers, promoters and control persons are not required to comply with Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code of Ethics is available without charge to shareholders upon request. Shareholders should contact William R. Short, President & CEO, at our executive office to obtain a copy.

Item 11.	Executive Compensation.

The following table shows the cash compensation we paid to our chief executive officer and chief financial officer for the year ended December 31, 2007, including total annual compensation, including salary and bonus. None of our other executives earned total annual compensation, including salary and bonus, in excess of $100,000 in 2007.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Option Awards ($) (2)	All Other Compensation[1] ($) (3)	Total ($)
(a)	(b)	(c)	(d)	(e)	(g)	(h)
William R. Short Chief Executive Officer	2007	$157,625	$—	$—	$16,500	$174,125

Robert D. Koncerak Chief Financial Officer	2007	131,250	—	—		131,250

[1]	Automobile allowance of $800 per month and club dues of $575 per month paid during 2007.

Employment Agreements

William R. Short. In December 2006, we entered into an employment agreement with Mr. Short under which he agreed to serve as president and chief executive officer of Touchmark Bancshares and Touchmark National Bank for a term of three years. Mr. Short’s employment with the company and the bank shall be automatically extended for additional terms of one year provided that our board of directors determines that he has met the company’s performance requirements and standards. During this term, Mr. Short is entitled to:

•	base salary of $200,000 per year, which may be increased from time to time by the board of directors;

•

cash bonus of up to 40%, 50% and 60%, respectively, of his annual salary following the first three anniversaries of the opening date of the bank, if the bank achieves certain performance levels to be determined from time to time by the board of directors;

•

options to purchase a number of shares of common stock equal to 1.0% of the number of shares actually sold in our initial public offering for $10.00 per share. The award agreement for the stock option will provide that one-third of the options will vest on each of the first three anniversaries of the opening date of the bank;

•	participate in our retirement, welfare, and other benefit programs;

•	reasonable car allowance not to exceed $800 per month;

•	payment of premium on life insurance policy payable to the executive’s spouse and heirs at an aggregate cost of approximately $4,400 per year;

•	payment of premium on disability policy at an aggregate cost of approximately $4,800 per year;

•	reimbursement for club dues; and

•	reimbursement for travel and business expenses.

Pursuant to the terms of his employment agreement, Mr. Short is prohibited from disclosing our trade secrets or confidential information. If we terminate Mr. Short’s employment without cause, or if Mr. Short terminates his employment for good reason (as defined in his employment agreement), we will continue to pay his then base salary for the remaining term of the agreement. In addition, following a change in control, he will be entitled to severance equal to 12 months of his then base salary plus any bonus received by Mr. Short during the 12 months preceding the change in control. Finally, during his employment and for a period of 12 months thereafter, Mr. Short may not, subject to limited exceptions, (a) compete with us by forming, serving as an organizer, director, or officer of, or acquiring or maintaining an ownership interest in, a banking or financial services business located anywhere within 75 miles of our principal executive offices, (b) solicit our customers for a competing business, or (c) solicit our employees for a competing business.

Robert D. Koncerak. We also entered into an employment agreement with Mr. Koncerak on February 20, 2007 to serve as the chief financial officer of Touchmark Bancshares and Touchmark National Bank for a term of two years. Mr. Koncerak’s employment with the company shall be automatically extended for additional terms of one year each provided that our board of directors determines that he has met the company’s performance requirements and standards. During this term, Mr. Koncerak is entitled to:

•	base salary of $165,000 per year, which may be increased from time to time by the board of directors;

•	cash bonus of $10,000 upon execution of the agreement;

•

options to purchase 15,000 shares of common stock for $10.00 per share. The award agreement for the stock option will provide that one-third of the options will vest on each of the first three anniversaries of the opening date of the bank;

•	participate in our retirement, welfare, and other benefit programs; and

•	reimbursement for travel and business expenses.

Pursuant to the terms of his employment agreement, Mr. Koncerak is prohibited from disclosing our trade secrets or confidential information. If we terminate Mr. Koncerak’s employment without cause, or if Mr. Koncerak terminates his employment for good reason (as defined in his employment agreement), we will continue to pay his then base salary for the remaining term of the agreement. In addition, following a change in control, he will be entitled to severance equal to 12 months of his then base salary plus any bonus received by Mr. Koncerak during the 12 months preceding the change in control. Finally, during his employment and for a period of 12 months thereafter, Mr. Koncerak may not, subject to limited exceptions, (a) compete with us by forming, serving as an organizer, director, or officer of, or acquiring or maintaining an ownership interest in, a banking or financial services business located anywhere within 75 miles of our principal executive offices, (b) solicit our customers for a competing business, or (c) solicit our employees for a competing business.

Director Compensation

Our bylaws permit our directors to receive reasonable compensation as determined by a resolution of the board of directors. We did not pay any directors’ fees during the fiscal year ended December 31, 2007. However, we may, pursuant to our bylaws, begin to compensate our directors at some time in the future.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows how much common stock in our company is owned by the directors, certain executive officers, and owners of more than 5% of the outstanding common stock, as of March 1, 2008. The addresses of our directors and executive officers is the same as the address of the bank. This table includes shares based on the “beneficial ownership” concepts as defined by the SEC. Beneficial ownership includes spouses, minor children, and other relatives residing in the same household, and certain trusts, partnerships, corporations or deferred compensation plans which are affiliated with the principal. In addition, this table reflects organizer warrants granted to each organizer to purchase one share of common stock, which are immediately exercisable.

Name of Beneficial Owner	Number of Shares Owned[3]	Percent of Beneficial Ownership[4]
Directors and Executive Officers
J. Egerton Burroughs[1]	42,500	1.33%
J. William Butler[1]	80,000	2.50%
Daniel B. Cowart[1]	60,000	1.87%
Barry A. Culbertson[1]	57,000	1.78%
Howard R. Greenfield[1]	42,500	1.33%
Yuling R. Hayter[1]	103,000	3.22%
John L. Johnson[1]	45,200	1.41%
Daniel J. Kaufman[1]	40,100	1.25%
Moon K. Kim[1]	40,100	1.25%
C. Hiluard Kitchens, Jr.[1]	40,100	1.25%
Robert D. Koncerak	15,000	0.47%
James LeBow	5,000	0.16%
Sudhirkumar C. Patel[1]	42,000	1.31%
Thomas E. Persons, Sr.[1]	51,100	1.60%
Hasmukh P. Rama[1]	82,000	2.56%
J.J. Shah[2]	228,600	7.13%
Meena J. Shah[2]	346,100	10.79%
William R. Short[1]	75,000	2.34%
Bobby G. Williams[1]	71,100	2.22%
Vivian A. Wong[1]	70,000	2.19%
All directors and executive officers as a group (20 persons) [4]	1,536,400	43.24%

[1]	Includes organizer warrants to acquire 20,000 shares of common stock.
[2]	Includes organizer warrants to acquire 25,000 shares of common stock.
[3]

Includes shares for which the named person has sole voting and investment power, has shared voting and investment power, or holds in an IRA or other retirement plan program, and shares held by spouses unless otherwise indicated in these footnotes.

[4]

For each individual, this percentage is determined by assuming the named person exercises all options and warrants which he or she has the right to acquire within 60 days, but that no other persons exercise any options or warrants. For the directors and executive officers as a group, this percentage is determined by assuming that each director and executive officer exercises all options or warrants which he or she has the right to acquire within 60 days, but that no other persons exercise any options or warrants. The calculations are based on 3,183,311 shares of common stock outstanding on March 20, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We enter into banking and other transactions in the ordinary course of business with our directors and officers and their affiliates. It is our policy that these transactions be on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. We do not expect these transactions to involve more than the normal risk of collectibility nor present other unfavorable features to us. Loans to individual directors and officers must also comply with our bank’s lending policies and statutory lending limits, and directors with a personal interest in any loan application are excluded from the consideration of the loan application. We intend for all of our transactions with our affiliates to be on terms no less favorable to us than could be obtained from an unaffiliated third party and to be approved by a majority of disinterested directors.

We have entered into a consulting agreement with Interstate Brokers to provide consulting services in connection with regulatory matters related to the company and the bank. Interstate Brokers is a business interest of one of our directors, John L. Johnson.

We are leasing the site for a branch office to be located at Suite C-121, 6100 Peachtree Road, Doraville, Georgia 30341, from a business interest owned by two of our directors, J. William Butler and Daniel B. Cowart.

On December 7, 2007, we purchased 9.7 acres of land on Satellite Boulevard near I-85 in Duluth, Georgia. This location may be the site of our future main office, which we expect to open during our third year of operations. We acquired this site by virtue of an option, assigned at par, from an investment company which is a business interest of one of the directors, J. William Butler.

Item 14.	Principal Accounting Fees and Services.

Mauldin & Jenkins, LLC was our auditor during the fiscal year ended December 31, 2007. The following table shows the fees that we paid for services performed in the fiscal year ended December 31, 2007:

Year Ended December 31, 2007
Audit Fees	$15,791
Audit-Related Fees	$7,296
Tax Fees	—
All Other Fees	—

Total	$23,087

Audit Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the company’s 2007 fiscal year for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. This category includes the aggregate fees billed for non-audit services, exclusive of the fees disclosed relating to audit fees, during the fiscal year ended December 31, 2007. These services principally related to the audit of the development stage financial statements and procedures related to filing of the Registration Statement on Form SB-2 with the SEC in connection with the company’s registration statement.

Tax Fees. This category includes the aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees. None.

Oversight of Accountants; Approval of Accounting Fees. Under the provisions of its charter, the audit committee is responsible for the retention, compensation, and oversight of the work of the independent auditors. The charter provides that the audit committee must pre-approve the fees paid for the audit. The policy specifically prohibits certain non-audit services that are prohibited by securities laws from being provided by an independent auditor. All of the accounting services and fees reflected in the table above were reviewed and approved by the audit committee, and none of the services were performed by individuals who were not employees of the independent auditor.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following financial statements are located in Item 8 of this report.

Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2007

Statement of Operations for the period April 3, 2007, date of inception, to December 31, 2007

Statement of Shareholder’s Deficit for the period from April 3, 2007, date of inception, to

December 31, 2007

Statement of Cash Flows for the period from April 3, 2007, date of inception, to December 31, 2007

Notes to the Financial Statements

(2) Financial Statement Schedules

These schedules have been omitted because they are not required, are not applicable or have been included in our financial statements.

(3) Exhibits

The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K.

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-143840).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2, File No. 333-143840).

4.1	See Exhibits 3.1 and 3.2 for provisions in Touchmark Bancshares, Inc.’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock

4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2, File No. 333-143840).

10.1	Employment Agreement between Touchmark Bancshares, Inc. and William R. Short dated December 12, 2006 (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form SB-2, File No. 333-143840).*

10.2	Employment Agreement between Touchmark Bancshares, Inc. and Robert. D. Koncerak dated February 20, 2007 (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form SB-2, File No. 333-143840).*

10.3	Form of Organizer Warrant Agreement (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form SB-2, File No. 333-143840).*

10.4	Form of Director Warrant Agreement (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form SB-2, File No. 333-143840).*

10.5	Form of Escrow Agreement between The Bankers Bank and Touchmark Bancshares, Inc. (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form SB-2, File No. 333-143840).

10.6	Consulting Agreement between Interstate Brokers and the organizers dated March 8, 2006 (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form SB-2, File No. 333-143840).*

10.7	Form of Consultant Warrant Agreement (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form SB-2, File No. 333-143840).*

10.8	Agency Agreement between SAMCO Capital Markets, Inc. and Touchmark Bancshares, Inc., dated January 11, 2008 (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form SB-2, File No. 333-143840).

21	Subsidiaries.

24	Power of Attorney

31.1	Rule 15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2008	By:	/s/ William R. Short
William R. Short
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: March 28, 2008	By:	/s/ William R. Short
William R. Short
Director, President and Chief Executive Officer
(Principal Executive Officer)

Date: March 28, 2008	By:	/s/ Robert D. Koncerak
Robert D. Koncerak
Chief Financial Officer
(Principal Accounting and Financial Officer)

A majority of the directors of Touchmark Bancshares, Inc. executed a power of attorney appointing William R. Short as their attorney-in-fact, empowering him to sign this report on their behalf. The power of attorney has been filed with the Securities and Exchange Commission under Part IV, Exhibit 24, of this Annual Report on Form 10-K for the year ended December 31, 2007. This report has been signed below by such attorney-in-fact as of March 28, 2008

By:	/s/ William R. Short
William R. Short
Attorney-in Fact for Majority of the Directors of Touchmark Bancshares, Inc.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-143840).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2, File No. 333-143840).

4.1	See Exhibits 3.1 and 3.2 for provisions in Touchmark Bancshares, Inc.’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock

4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2, File No. 333-143840).

10.1	Employment Agreement between Touchmark Bancshares, Inc. and William R. Short dated December 12, 2006 (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form SB-2, File No. 333-143840).

10.2	Employment Agreement between Touchmark Bancshares, Inc. and Robert. D. Koncerak dated February 20, 2007 (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form SB-2, File No. 333-143840).

10.3	Form of Organizer Warrant Agreement (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form SB-2, File No. 333-143840).

10.4	Form of Director Warrant Agreement (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form SB-2, File No. 333-143840).

10.5	Form of Escrow Agreement between The Bankers Bank and Touchmark Bancshares, Inc. (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form SB-2, File No. 333-143840).

10.6	Consulting Agreement between Interstate Brokers and the organizers dated March 8, 2006 (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form SB-2, File No. 333-143840).

10.7	Form of Consultant Warrant Agreement (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form SB-2, File No. 333-143840).*

10.8	Agency Agreement between SAMCO Capital Markets, Inc. and Touchmark Bancshares, Inc., dated January 11, 2008 (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form SB-2, File No. 333-143840).

21	Subsidiaries.

24	Power of Attorney

31.1	Rule 15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.