Form 10-Q
period 2008-03-31
Touchmark Bancshares, Inc.
filed 2008-05-15
CIK 1403008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,470,391 shares of common stock, par value $.01 per share, outstanding as of April 30, 2008.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Consolidated Balance Sheets

March 31, 2008 and December 31, 2007

	(unaudited)
	March 31, 2008	December 31, 2007
ASSETS
Cash and due from banks	$1,918,311	$—
Federal funds sold	7,582,000	—
Interest-bearing deposits with other bank	30,965	—
Securities available for sale	20,799,142	—
Restricted stock	921,300	—
Loans, less allowance for loan losses of $16,905 and $0, respectively	1,334,327	—
Accrued interest receivable	119,247	—
Deferred stock issuance costs	—	186,204
Premises and equipment	3,154,307	2,655,125
Other assets	83,658	68,291

Total assets	$35,943,257	$2,909,620

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand	$203,849	$—
Interest-bearing	706,111	—

Total deposits	909,960	—
Accrued interest payable	3,094	—
Line of credit	—	575,000
Advances from organizers, net of discount	—	980,000
Note payable	—	2,450,000
Federal Home Loan Bank advances	2,000,000	—
Other liabilities	96,332	248,075

Total liabilities	3,009,386	4,253,075

Shareholders’ Equity
Preferred stock, no par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 3,470,391 and 10 issued and outstanding, respectively	34,704	—
Paid in capital	35,669,537	43,049
Accumulated deficit	(2,901,325)	(1,386,504)
Accumulated other comprehensive income	130,955	—

Total shareholders’ equity	32,933,871	(1,343,455)

Total liabilities and shareholder’s equity	$35,943,257	$2,909,620

See notes to the consolidated financial statements

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Consolidated Statement of Operations and Comprehensive Loss

Three months ended March 31, 2008

(Unaudited)

Interest income:
Loans, including fees	$4,604
Investment income	307,001
Federal funds sold	89,928

Total interest income	401,533

Interest expense:
Deposits	1,346
Federal Home Loan Bank advances	2,446

Total interest expense	3,792

Net interest income	397,741
Provision for loan losses	16,905

Net interest income after provision for loan losses	380,836

Noninterest expense:
Salaries and employee benefits	1,679,812
Occupancy and equipment	51,158
Other operating expense	164,687

Total noninterest expense	1,895,657

Net loss	(1,514,821)
Other comprehensive loss:
Unrealized gains on securities available for sale, net of deferred tax of ($64,500)	130,955

Comprehensive loss	$(1,383,866)

Basic losses per common share	$(0.67)

Cash dividends declared per share of common stock	$—

See notes to the consolidated financial statements

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Consolidated Statement of Cash Flows

Three months ended March 31, 2008

(Unaudited)

Cash flow from operating activities:
Net loss	$(1,514,821)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	25,921
Accretion of premium	(620)
Provision for loan losses	16,905
Stock compensation expense	1,337,858
Increase in interest receivable	(119,247)
Increase in interest payable	3,094
Decrease in deferred stock issuance costs	186,204
Increase in other assets	(15,367)
Decrease in other liabilities	(216,243)

Net cash used by operating activities	(296,316)

Cash flow from investing activities-
Purchase of federal funds sold	(7,582,000)
Increase in interest bearing deposits	(30,965)
Purchase of securities available for sale	(20,620,886)
Proceeds from paydowns of securities available for sale	17,819
Purchase of restricted stock	(921,300)
Net increase in loans	(1,351,232)
Purchase of premise and equipment	(525,103)

Net cash used by investing activities	(31,013,667)

Cash flow from financing activities:
Net increase in deposits	909,960
Repayment of advances from organizers	(980,000)
Repayment of line of credit	(575,000)
Repayment of note payable	(2,450,000)
Proceeds from Federal Home Loan Bank advances	2,000,000
Stock issuance costs	(380,476)
Proceeds from sale of common stock	34,703,810

Net cash provided by financing activities	33,228,294

Net increase in cash and due from banks	1,918,311
Cash and due from banks at the beginning of the period	—

Cash and due from banks at the end of the period	$1,918,311

Supplemental disclosures of cash flow information—Interest paid	$698

See notes to the consolidated financial statements

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2008

(unaudited)

1.	BASIS OF PRESENTATION

The consolidated financial information included for Touchmark Bancshares, Inc. herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. These statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

2.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Touchmark Bancshares, Inc. (the “Company”), a Georgia corporation, was established on April 3, 2007 for the purpose of organizing and managing Touchmark National Bank, (the “Bank”). Concurrent with the formation of Touchmark Bancshares, Inc., the Company acquired certain assets and assumed certain liabilities of Formosa Rose, LLC. The Company is a one-bank holding company with respect to its subsidiary, Touchmark National Bank. The Bank is a national bank, which began operations on January 28, 2008, headquartered in Gwinnett County, Georgia, is a community bank providing banking services in Gwinnett County, Georgia and surrounding areas.

To capitalize the Bank, the Company offered a minimum of 3,125,000 shares and a maximum of 4,156,250 shares of common stock of the Company at $10 per share. The Company was required to sell the minimum number of shares in order to meet regulatory conditions for final approval of its charter. The organizers, directors and executive officers of the Company purchased 1,238,434 shares of common stock at $10 per share in the offering. The Company completed the stock offering in March 2008. As of March 31, 2008, the Company had issued 3,470,391 shares for total of gross proceeds of $34,703,910. Offering expenses of $380,476 were netted against these gross proceeds. Additionally, the Company initially capitalized the Bank with $26,000,000 of the proceeds from the stock offering.

In recognition of financial risks undertaken by the organizers and directors of the Company, warrants to purchase additional shares of the Company’s common stock were issued to these individuals. The warrants will be divided into Type I (Director) and Type II (Organizer) warrants, and warrants will be exercisable at a price equal to $10 per share.

Type I warrants were awarded in recognition of the directors contributions to the initial capitalization of the Company. The Chairman and two Vice Chairmen of the Company were each awarded 10,000 Type I warrants to purchase one share of common stock. The Company awarded 30,000 Type I warrants.

Type II warrants were awarded in recognition of the financial risk undertaken by organizers in contributing seed capital and guaranteeing certain liabilities of the Company to fund our organizational expenses. Warrants were issued based on the amount of funds each organizer placed at risk, which included seed capital contributed and each organizers pro-rata share of an organizational line of credit and land loan guarantee. The Company awarded 430,000 Type II warrants.

Additionally, 12,500 warrants were issued to the organizational consultant.

Stock Based Compensation: The Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment. Upon issuance of warrants, compensation cost was recognized in the consolidated financial statements of the Company for all share-based payments granted, based on the grant date fair value estimated in accordance with the provision of Statement 123(R). Statement 123(R) requires recognition of expense equal to the fair value of the warrant over the vesting period of the warrant.

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions listed in the table below. Expected volatility for the period has been determined by a combination of a calculated value based on expected volatility of similar entities, and on the historical volatility of the Company’s stock. The expected term of warrants granted is based on the short-cut method and represents the period of time that the warrants granted are expected to be outstanding. Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Risk-free interest rate	2.74-3.10%
Expected life (years)	5.00-6.50
Expected volatility	28.25%
Expected dividends	0.00%
Weighted average fair value of warrants granted	$3.04

Compensation cost recognized in the first quarter of 2008 includes: compensation cost for all share-based payments granted during the quarter, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). The Company recorded stock-based compensation expense of $1,337,858 for the three months ended March 31, 2008.

At March 31, 2008, there was $100,867 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 2.7 years. The weighted average remaining contractual life of the warrants outstanding as of March 31, 2008 was approximately 9.9 years. The Company had 442,500 warrants exercisable as of March 31, 2008.

Basis of Accounting: The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, shareholders’ equity and net loss. Actual results may differ significantly from those estimates. The Company uses the accrual basis of accounting by recognizing revenues when they are earned and expenses in the period incurred, without regard to the time of receipt or payment of cash.

Allowance for Loan Losses: Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company’s allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Due to our limited operating history, the loans in our loan portfolio and our lending relationships are of very recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. The allowance for loan losses is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.

The process of reviewing the adequacy of the allowance for loan losses requires management to make numerous judgments and assumptions about future events and subjective judgments, including the likelihood of loan repayment, risk evaluation, extrapolation of historical losses of similar banks, and similar judgments and assumptions. If these assumptions prove to be incorrect, charge-offs in future periods could exceed the allowance for loan losses.

Property and Equipment: Furniture and equipment are stated at cost, net of accumulated depreciation. Land is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of premises and equipment, the cost and accumulated depreciation are eliminated from the accounts and a gain or loss is included in operations. The Company had no capitalized lease obligations at March 31, 2008 and December 31, 2007.

Income Taxes: Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realization of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income (in the near-term based on current projections), and tax planning strategies.

The operating results of the Company and its subsidiary are included in consolidated income tax returns.

As of March 31, 2008, the company had deferred tax assets of approximately $600,000 relating to $1.6 million in start-up costs and $16,905 in provision for loan losses. A full valuation allowance has been provided against these assets as of March 31, 2008.

Statement of Cash Flows: The statement of cash flows was prepared using the indirect method. Under this method, net loss was reconciled to net cash flows from operating activities by adjusting for the effects of short-term assets and liabilities.

Cash and Cash Equivalents. For purposes of presentation in the statement of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks.” Cash flows from demand deposits, savings deposits, federal funds purchased and sold, renewals and extensions of loans and time deposits are reported net.

3.	EARNING (LOSSES) PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted losses per share are computed by dividing net loss by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock warrants and options. Weighted average shares outstanding for the three months ended March 31, 2008 were 2,274,192. Basic loss per share for the three months ended March 31, 2008 was $0.67. Diluted earning per share is not presented, as the current net loss would result in an anti-dilutive calculation.

4.	FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted FASB No. 157, Fair Value Measurements. FASB No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FASB No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

FASB No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, FASB No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Investment securities available-for-sale	$—	$20,799,142	$—	$20,799,142
Total assets at fair value	$—	$20,799,142	$—	$20,799,142

5.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company believes the adoption of SFAS 141(R) will not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, SFAS 160 amends SFAS No. 128, Earnings per Share; so that earnings-per-share data will continue to be calculated the same way those data were calculated before SFAS 160 was issued. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company believes the adoption of SFAS 160 will not have a material impact on its financial statements.

In March 2008, The FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment to SFAS 133 intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company believes the adoption of SFAS 161 will not have a material impact on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion reviews our results of operations and assesses our financial condition. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements. The commentary should be read in conjunction with the discussion of forward-looking statements, the consolidated financial statements, and the related notes and the other statistical information included in this report.

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to management. The words “expect,” “estimate,” “anticipate,” and “believe,” as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

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

Overview

The following discussion describes our results of operations for the quarter ended March 31, 2008 and also analyzes our financial condition as of March 31, 2008. Touchmark National Bank, our banking subsidiary, opened for business on January 28, 2008, and the company’s inception was April 3, 2007. Our first filing with the SEC was for the quarter ended September 30, 2007. Therefore, there are no company financials for the quarter ended March 31, 2007. Until January 28, 2008, our principal activities related to our organization, the conducting of our initial public offering and the pursuit of regulatory approvals from the Office of the Comptroller of the Currency (OCC) for our application to charter the bank, the pursuit of approvals from the Federal Reserve to become a bank holding company, and the pursuit of approvals from the Federal Deposit Insurance Corporation (FDIC) for our application for insurance of the deposits of the bank. We received approval from the FDIC, Federal Reserve, and the Office of the Comptroller of the Currency in January 2008 and commenced business on January 28, 2008. We completed our stock offering in March 2008, upon the issuance of 3,470,391 shares for gross proceeds of $34,703,910, pursuant to an initial closing in January 2008 and a final closing in April 2008. Offering expenses of $380,476 were netted against the gross proceeds. We capitalized the bank with $26,000,000 of the proceeds from the stock offering.

Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on the majority of which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our earnings. In the following section we have included a detailed discussion of this process.

Results of Operations

We incurred a net loss of $1,514,821 for the three months ended March 31, 2008. Included in the net loss for the quarter is $275,861 related to pre-opening and organizational costs prior to the bank’s opening on January 28, 2008. We realized $401,533 in interest income, of which $396,929 was from investment activities and $4,604 was from loan activities. The provision for loan loss was $16,905 for the quarter ended March 31, 2008. We anticipate the growth in loans in future quarters will drive the growth in assets and the growth in interest income. The primary source of funding for our loan portfolio is deposits that are acquired locally. The bank incurred interest expense of $1,346 in the first quarter of 2008 related to deposit accounts. Interest expense of $2,446 was incurred on the organizing line of credit which was repaid with the proceeds from the stock offering and Federal Home Loan Bank advances.

We incurred non-interest expenses of $1,895,657 during the three months ended March 31, 2008. Included in this expense is $1,679,812 in salaries and employee benefits, $51,158 of occupancy and equipment expenses, and $164,687 in other expense. Included in salaries and employee benefits expense for the first quarter of 2008 was $1,300,233 of expense related to the issuance of warrants to organizers and directors of the company. The company issued a total of 430,000 warrants to organizers, which vested immediately upon issue, and 30,000 warrants to certain directors of the company, which vest over a three year period. Additionally, included in other operating expense was $37,625 in expense related to warrants issued to the organizational consultant.

Assets and Liabilities

General

At March 31, 2008, we had total assets of $35.9 million, consisting principally of $20.8 million in investment securities, $1.3 million in loans, $7.6 million in federal funds sold, and $3.2 million in premises and equipment. Liabilities at March 31, 2008 totaled $3.0 million, consisting principally of $910,000 in deposits and $2.0 million in Federal Home Loan Bank advances. At March 31, 2008, shareholders’ equity was $32.9 million.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, we intend to invest a substantial percentage of our earning assets in our loan portfolio. At March 31, 2008, our loan portfolio consisted primarily of $573,895 of commercial real estate loans, $703,407 of commercial business loans, and $73,909 of home equity loans.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $16,905 as of March 31, 2008. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions regarding current portfolio and economic conditions, which we believe to be reasonable, but which may or may not prove to be accurate. Over time, we will periodically determine the amount of the allowance based on our consideration of several factors, including an ongoing review of the quality, mix and size of our overall loan portfolio, our historical loan loss experience, evaluation of economic conditions and other qualitative factors, specific problem loans and commitments that may affect the borrower’s ability to pay.

Due to our limited operating history, the loans in our loan portfolio and our lending relationships are of very recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Periodically, we will adjust the amount of the allowance based on changing circumstances. We will charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

Deposits

Our primary source of funds for loans and investments is our deposits. At March 31, 2008, we had $909,960 in deposits which consisted primarily of $203,849 in demand deposit accounts, $464,550 in certificates of deposit, and $238,829 of money market accounts.

Liquidity

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. For an operating bank, liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control.

Our primary sources of liquidity are deposits, scheduled repayments on our loans, and interest on and maturities of our investments. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. As of March 31, 2008, our primary source of liquidity included federal funds sold totaling $7,582,000. We also have lines of credit available with correspondent banks totaling $10,500,000, and a line of credit with the Federal Home Loan Bank of Atlanta. We believe our liquidity levels are adequate to meet our operating needs.

Off-Balance Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2008, we had issued commitments to extend credit of $26,000 through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources

Total shareholders’ equity increased from a deficit of $1,343,455 at December 31, 2007 to $32,933,871 at March 31, 2008. The increase is due to completion of our initial public offering which raised $34,323,434, net of offering expenses. This increase was offset by the net loss for the period of $1,514,821.

Our Bank and Company are subject to various regulatory capital requirements administered by the federal banking agencies. However, the Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies” which in 2006 were amended to cover most bank holding companies with less than $500 million in total assets that do not have a material amount of debt or equity securities outstanding registered with the SEC. Since our stock is not registered under Section 12 of the Securities Exchange Act of 1934, we believe the Company qualifies as a small bank holding company and is exempt from the capital requirements. Nevertheless, our Bank remains subject to these capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Regardless, our Bank is “well capitalized” under these minimum capital requirements as set per bank regulatory agencies.

Under the capital adequacy guidelines, regulatory capital is classified into two tiers. These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset. Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses, subject to certain limitations. We are also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.

At the bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies. To be considered “adequately capitalized” under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%. To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. For the first years of operation, during our Bank’s “de novo” period, the Bank will be required to maintain a leverage ratio of at least 8%. The Bank exceeded its minimum regulatory capital ratios as of March 31, 2008, as well as the ratios to be considered “well capitalized.”

The following table sets forth the Bank’s various capital ratios at March 31, 2008.

Bank
Total risk-based capital	285%
Tier 1 risk-based capital	285%
Leverage capital	137%

We believe that our capital is sufficient to fund the activities of the Bank in its initial stages of operation and that the rate of asset growth will not negatively impact the capital base. As of March 31, 2008, there were no significant firm commitments outstanding for capital expenditures.

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

Allowance for Loan Losses. We believe that the determination of the allowance for loan losses is the critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to section “Allowance for Loan Losses” in this report on Form 10-Q for a more detailed description of the methodology related to the allowance for loan losses.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not required.

Item 4T. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2008. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Registration Statement on Form SB-2 (File No. 333-143840), which registered the issuance of the shares of common stock to be sold in our initial public offering, was declared effective August 31, 2007. The offering commenced on August 31, 2007 and terminated on March 31, 2008. We sold 3,470,391 shares of common stock at an offering price of $10.00 per share for aggregate proceeds of $34,703,910 and net proceeds of $34,323,434.

We incurred $380,476 in expenses in connection with the issuance and distribution of the common stock in the offering. All of these expenses were paid directly or indirectly to persons or entities other than directors, officers, persons owning 10% or more of the company’s securities, or affiliates of the company.

We used $26,000,000 of the proceeds to capitalize the bank and $380,476 to pay the offering expenses. The remaining proceeds were placed in the holding company’s bank account.

Item 3. Default Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

10.1	Touchmark Bancshares, Inc. 2008 Stock Incentive Plan

31.1	Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2	Rule 15d-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Touchmark Bancshares, Inc.

Date: May 15, 2008	By:	/s/ William R. Short
William R. Short
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2008	By:	/s/ Robert D. Koncerak
Robert D. Koncerak
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Touchmark Bancshares, Inc. 2008 Stock Incentive Plan

31.1	Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2	Rule 15d-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications