Form 10-Q
period 2008-06-30
Touchmark Bancshares, Inc.
filed 2008-08-14
CIK 1403008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,470,391 shares of common stock, par value $.01 per share, outstanding as of August 1, 2008.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2007 and June 30, 2008

	(unaudited) June 30, 2008	December 31, 2007
ASSETS
Cash and due from banks	$210,624	$—
Federal funds sold	3,221,000	—
Interest-bearing account with other bank	3,381,341	—
Securities available for sale	22,694,130	—
Restricted stock	1,103,950	—
Loans, less allowance for loan losses of $125,300 and $0, respectively	9,863,116	—
Accrued interest receivable	333,950	—
Deferred stock issuance costs	—	186,204
Premises and equipment	3,230,278	2,655,125
Other assets	325,155	68,291

Total assets	$44,363,544	$2,909,620

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand	$315,137	$—
Interest-bearing	6,236,784	—

Total deposits	6,551,921	—
Accrued interest payable	8,389	—
Line of credit	—	575,000
Advances from organizers, net of discount	—	980,000
Note payable	—	2,450,000
Federal Home Loan Bank advances	5,900,000	—
Other liabilities	117,140	248,075

Total liabilities	12,577,450	4,253,075

Shareholders’ Equity
Preferred stock, no par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 50,000,000 Shares authorized, 3,470,391 and 10 issued and outstanding, respectively	34,704	—
Paid in capital	35,598,071	43,049
Accumulated deficit	(3,490,109)	(1,386,504)
Accumulated other comprehensive loss	(356,572)	—

Total shareholders’ equity	31,786,094	(1,343,455)

Total liabilities and shareholders’ equity	$44,363,544	$2,909,620

See notes to the consolidated financial statements

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Consolidated Statement of Operations

Three and Six months ended June 30, 2008,

and the period April 3, 2007, Date of Inception to June 30, 2007

(Unaudited)

	Three months Ended June 30, 2008	Six months Ended June 30, 2008	April 3, 2007, Date of Inception to June 30, 2007
Interest income:
Loans, including fees	$73,452	$78,056	$—
Other investment income	311,023	618,024	—
Federal funds sold	22,745	112,673	—

Total interest income	407,220	808,753	—

Interest expense:
Deposits	17,200	18,546	—
Federal Home Loan Bank advances	22,483	24,929	—
Other	—	—	28,121

Total interest expense	39,683	43,475	28,121

Net interest income (loss)	367,537	765,278	(28,121)
Provision for loan losses	108,395	125,300	—

Net interest income (loss) after provision for loan losses	259,142	639,978	(28,121)

Noninterest income
Service charges on deposit accounts	59	59	—

Total noninterest income	59	59	—

Noninterest expense:
Salaries and employee benefits	534,050	2,213,862	203,360
Occupancy and equipment	60,948	112,106	10,200
Other operating expense	252,987	417,674	318,051

Total noninterest expense	847,985	2,743,642	531,611

Net loss	$(588,784)	$(2,103,605)	$(559,732)

Basic losses per share	$(0.17)	$(0.73)	$(55,973)

Dividends per share	$—	$—	$—

See notes to the consolidated financial statements

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Consolidated Statement of Comprehensive Loss

Three and Six months ended June 30, 2008,

and the period April 3, 2007, Date of Inception to June 30, 2007

(Unaudited)

	Three months Ended June 30, 2008	Six months Ended June 30, 2008	April 3, 2007, Date of Inception to June 30, 2007
Net loss	(588,784)	(2,103,605)	(559,732)
Other comprehensive loss:
Unrealized losses on securities available for sale, net of deferred tax benefit of $240,125, $175,625, and $0	(487,527)	(356,572)	—

Comprehensive loss	$(1,076,311)	$(2,460,177)	$(559,732)

See notes to the consolidated financial statements

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Consolidated Statement of Cash Flows

Six months ended June 30, 2008

and the period April 3, 2007, Date of Inception, to June 30, 2007

(Unaudited)

	Six months Ended June 30, 2008	April 3, 2007, Date of Inception to June 30, 2007
Cash flow from operating activities:
Net loss	$(2,103,605)	$(559,732)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	54,417	1,647
Net amortization (accretion)	(310)	26,756
Provision for loan losses	125,300	—
Stock based compensation expense	1,398,183	—
Increase in interest receivable	(333,950)	—
Increase in interest payable	8,389	632
Decrease in deferred stock issuance costs	186,204	—
Increase in other assets	(81,239)	(24,757)
Increase (decrease) in other liabilities	(130,935)	54,110

Net cash used by operating activities	(877,546)	(501,344)

Cash flow from investing activities:
Purchase of federal funds sold	(3,221,000)	—
Increase in interest bearing accounts with other banks	(3,381,341)	—
Purchase of securities available for sale	(23,486,485)	—
Proceeds from paydowns of securities available for sale	260,468	—
Purchase of restricted stock	(1,103,950)	—
Net increase in loans	(9,988,416)	—
Purchase of premise and equipment	(629,570)	(56,968)

Net cash used by investing activities	(41,550,294)	(56,968)

Cash flow from financing activities:
Net increase in deposits	6,551,921	—
Organizer advances (repayments)	(980,000)	620,000
Advances (repayment) of line of credit	(575,000)	150,000
Repayment of note payable	(2,450,000)	—
Proceeds from Federal Home Loan Bank advances	5,900,000	—
Stock issuance costs	(512,367)
Proceeds from sale of common stock	34,703,910	100

Net cash provided by financing activities	42,638,464	770,100

Net change in cash	210,624	211,788

Cash at the beginning of the period	—	—

Cash at the end of the period	$210,624	$—

Supplemental disclosures of cash flow information - Interest paid	$35,086	$732

See notes to the consolidated financial statements

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2008

(unaudited)

1.	BASIS OF PRESENTATION

The consolidated financial information included for Touchmark Bancshares, Inc. herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. These statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

2.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Touchmark Bancshares, Inc. (the “Company”), a Georgia corporation, was established on April 3, 2007 for the purpose of organizing and managing Touchmark National Bank (the “Bank”). Concurrent with the formation of the Company (formerly known as Touchstone Bancshares, Inc.), the Company acquired certain assets and assumed certain liabilities of Formosa Rose, LLC. The Company is a one-bank holding company with respect to its subsidiary, Touchmark National Bank. The Bank is a national bank, which began operations on January 28, 2008, headquartered in Gwinnett County, Georgia with the purpose of being a community bank in Gwinnett County, Georgia and surrounding areas.

To capitalize the Bank, the Company offered a minimum of 3,125,000 shares and a maximum of 4,156,250 shares of common stock of the Company at $10 per share. The Company was required to sell the minimum number of shares in order to meet regulatory conditions for final approval of its charter. The organizers, directors and executive officers of the Company purchased 1,238,433 shares of common stock at $10 per share in the offering. The Company completed the stock offering in March 2008. As of June 30, 2008, the Company had issued 3,470,391 shares for total gross proceeds of $34,703,910. Offering expenses of $512,367 were netted against these gross proceeds. Additionally, the Company initially capitalized the Bank with $26,000,000 of the proceeds from the stock offering.

In recognition of financial risks undertaken by the organizers and directors of the Company, warrants to purchase additional shares of the Company’s common stock were issued to these individuals. The warrants are divided into Type I (Director) and Type II (Organizer) warrants, and all warrants are exercisable at a price equal to $10 per share.

Type I warrants were awarded in recognition of the directors contributions to the initial capitalization of the Company. The Company awarded only 30,000 Type I warrants due to the majority of warrants issued being Type II.

Type II warrants were awarded in recognition of the financial risk undertaken by organizers in contributing seed capital and guaranteeing certain liabilities of the Company to fund our organizational expenses. Warrants were issued based on the amount of funds each organizer placed at risk, which included seed capital contributed and each organizers pro-rata share of the organizational line of credit and land loan guaranteed. The Company awarded 430,000 Type II warrants.

Additionally, 12,500 warrants were issued to the organizational consultant during the first quarter of 2008.

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

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions listed in the table below. Expected volatility for the period has been determined based on expected volatility of similar entities. The expected term of warrants granted is based on the short-cut method and represents the period of time that the warrants granted are expected to be outstanding. Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Risk-free interest rate	2.74-3.10%
Expected life (years)	5.00-6.50
Expected volatility	28.25%
Expected dividends	0.00%
Weighted average fair value of warrants granted	$3.04

The Company recorded stock-based compensation expense for the warrants of $8,900 for the three months ended June 30, 2008 and $1,346,758 for the six months ended June 30, 2008.

At June 30, 2008, there was $91,967 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 2.5 years. The weighted average remaining contractual life of the warrants outstanding as of June 30, 2008 was approximately 9.6 years. The Company had 442,500 warrants exercisable as of June 30, 2008.

During the three months ended June 30, 2008, the Company issued 109,322 options to purchase common stock to employees of the Company. Upon issuance of options, compensation cost was recognized in the consolidated financial statements of the Company for all share-based payments granted, based on the grant date fair value estimated in accordance with the provision of Statement 123(R). Statement 123(R) requires recognition of expense equal to the fair value of the option over the vesting period of the option.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions listed in the table below. Expected volatility for the period has been determined based on expected volatility of similar entities. The expected term of options granted is based on the short-cut method and represents the period of time that the options granted are expected to be outstanding. Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Risk-free interest rate	2.99-3.80%
Expected life (years)	6.50
Expected volatility	29.65%
Expected dividends	0.00%
Expected Forfeiture rate	5.00%
Weighted average fair value of options granted	$3.67

The Company recorded stock-based compensation expense related to the options of $51,425 during the six months ended June 30, 2008.

At June 30, 2008, there was $329,703 of unrecognized compensation cost related to options outstanding, which is expected to be recognized over a weighted-average period of 2.6 years. The weighted average remaining contractual life of the warrants outstanding as of June 30, 2008 was approximately 9.6 years. The Company had no options exercisable as of June 30, 2008.

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

The process of reviewing the adequacy of the allowance for loan losses requires management to make numerous judgments and assumptions about current events and subjective judgments, including the likelihood of loan repayment, risk evaluation, extrapolation of historical losses of similar banks, and similar judgments and assumptions. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, if these assumptions prove to be incorrect, charge-offs in future periods could exceed the allowance for loan losses.

Property and Equipment: Furniture and equipment are stated at cost, net of accumulated depreciation. Land is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations. The Company had no capitalized lease obligations at June 30, 2008 and December 31, 2007.

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

As of June 30, 2008, the company had deferred tax assets of approximately $824,000 relating to $1.6 million in start-up costs and $125,300 in provision for loan losses, and $393,000 in net operating loss carryforwards. A full valuation allowance has been provided against these assets as of June 30, 2008.

Statement of Cash Flows: The statement of cash flows was prepared using the indirect method. Under this method, net loss was reconciled to net cash flows used by operating activities by adjusting for the effects of operating activities.

Cash and Cash Equivalents. For purposes of presentation in the statement of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks.” Cash flows from deposits, federal funds sold, and renewals and extensions of loans, are reported net.

3.	FAIR VALUE MEASUREMENTS

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investment securities available-for-sale	$—	$22,694,130	$—	$22,694,130
Total assets at fair value	$—	$22,694,130	$—	$22,694,130

4.	EARNING (LOSSES) PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted earnings (losses) per share are computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and warrants. Weighted average shares outstanding for the three months ended June 30, 2008 were 3,470,391. Basic loss per share for the three months ended June 30, 2008 was $0.17. Weighted average shares outstanding for the six months ended June 30, 2008 were 2,872,292. Basic loss per share for the six months ended June 30, 2008 was $0.73. Diluted earning per share is not presented, as the current net loss would result in an anti-dilutive calculation.

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

The following discussion reviews our results of operations and assesses our financial condition. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements. The commentary should be read in conjunction with the discussion of forward-looking statements, the consolidated financial statements, and the related notes included in this report.

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

Overview

The following discussion describes our results of operations for the quarter and six months ended June 30, 2008 and also analyzes our financial condition as of June 30, 2008. Touchmark National Bank, our banking subsidiary, opened for business on January 28, 2008, and the company’s inception was April 3, 2007. Our first filing with the SEC was for the quarter ended June 30, 2007. Because our bank opened on January 28, 2008, a comparison for the quarter and six month periods ended June 30, 2008 to the quarter and six month periods ended June 30, 2007 would not be meaningful. Until January 28, 2008, our principal activities related to our organization, the conducting of our initial public offering and the pursuit of regulatory approvals from the Office of the Comptroller of the Currency (OCC) for our application to charter the bank, the pursuit of approvals from the Federal Reserve to become a bank holding company, and the pursuit of approvals from the Federal Deposit Insurance Corporation (FDIC) for our application for insurance of the deposits of the bank. We received approval from the FDIC, Federal Reserve, and the OCC in January 2008 and commenced business on January 28, 2008. We completed our stock offering in March 2008, upon the issuance of 3,470,391 shares for gross proceeds of $34,703,910, pursuant to an initial closing in January 2008 and a final closing in April 2008. Offering expenses of $512,367 were netted against the gross proceeds. We capitalized the bank with $26,000,000 of the proceeds from the stock offering. We now have a full service office in Duluth in addition to our headquarters in Norcross. We expect to open a full service branch in Doraville in Fall 2008.

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

Results of Operations

We incurred a net loss of $588,784 and $2,103,605 for the three and six months ended June 30, 2008, respectively. Total losses for the six months ended June 30, 2008 included $275,861 related to pre-opening and organizational costs prior to the bank’s opening on January 28, 2008. For the six months ended June 30, 2008, we realized $808,753 in interest income, of which $730,697 was from investment activities and $78,056 was from loan activities. For the quarter ended June 30, 2008, we realized $407,220 in interest income, of which $333,768 was from investment activities and $73,452 was from loan activities. The provision for loan loss was $108,395 for the quarter ended June 30, 2008, and $125,300 for six months ended June 30, 2008. We anticipate the growth in loans will continue to drive the growth in assets and the growth in interest income. The primary source of funding for our loan portfolio is deposits that are acquired locally. We incurred interest expense of $18,546 related to deposit accounts and $24,929 related to Federal Home Loan Bank advances for the six months ended June 30, 2008. For the second quarter of 2008, we incurred interest expense of $17,200 related to deposit accounts and $22,483 related to Federal Home Loan Bank advances.

We incurred non-interest expenses of $2,743,642 during the six months ended June 30, 2008. Included in the expense was $2,213,862 in salaries and employee benefits, $112,106 of occupancy and equipment expenses, and $417,674 in other operating expense. Included in salaries and employee benefits expense for the six months ended June 30, 2008 was $1,309,133 of expense related to the issuance of warrants to organizers and directors of the company. For the six months ended June 30, 2008, the primary components of other operating expenses were $57,440 in advertising and marketing, $40,741 in data processing and IT related services, $37,625 related to the issuance of warrants to an organizational consultant for the Bank, $36,490 in printing and supplies, $33,492 in legal fees, and $33,108 in accounting fees. The non-interest expense incurred in the three months ended June 30, 2008 was $847,985. Included in the expense was $534,050 in salaries and employee benefits, $60,948 of occupancy and equipment expenses, and $252,987 in other operating expense. Included in salaries and employee benefits expense for the second quarter of 2008 was $8,900 of expense related to the issuance of warrants to organizers and directors of the company, and $51,425 of expense related to the issuance of options to employees.

The primary components in the other operating expense category for the three months ended June 30, 2008 were $33,492 in legal fees, $30,547 in data processing and IT related services, and $31,185 in advertising and marketing expense. We incurred $112,106 and $60,948 in occupancy and equipment expense related primarily to our headquarters in Norcross and branch office in Duluth for the six and three months ended June 30, 2008, respectively.

Assets and Liabilities

General

At June 30, 2008, we had total assets of $44.4 million, consisting principally of $22.7 million in investment securities, $9.9 million in loans, $3.2 million in federal funds sold, $3.4 million in interest-bearing account with other banks, and $3.2 million in premises and equipment. Liabilities at June 30, 2008 totaled $12.6 million, consisting principally of $6.6 million in deposits and $5.9 million in Federal Home Loan Bank advances. At June 30, 2008, shareholders’ equity was $31.8 million.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, we intend to invest a substantial percentage of our earning assets in our loan portfolio. At June 30, 2008, our loan portfolio consisted primarily of approximately $8.3 million of commercial real estate loans, $660,000 of commercial business loans, $26,000 of personal lines of credit and $1.0 million of home equity loans.

We will discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower. We will reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts. Generally, we will place a delinquent loan in non-accrual status when the loan becomes 90 days or more past due. When we place a loan in non-accrual status, we will reverse all interest which has been accrued on the loan but remains unpaid and we will deduct this interest from earnings as a reduction of reported interest income. We will not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. At June 30, 2008, there were no impaired loans, no loans that were 90 days or more past due and accruing, or nonaccrual loans.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $125,300 as of June 30, 2008. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions regarding current portfolio and economic conditions, which we believe to be reasonable, but which may or may not prove to be accurate. Over time, we will periodically determine the amount of the allowance based on our consideration of several factors, including an ongoing review of the quality, mix and size of our overall loan portfolio, our historical loan loss experience, evaluation of economic conditions and other qualitative factors, specific problem loans and the borrower’s ability to pay.

Due to our short operating history, the loans in our loan portfolio and our lending relationships are of very recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Periodically, we will adjust the amount of the allowance based on changing circumstances. We will charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to particular accounting periods.

Deposits

Our primary source of funds for loans and investments is our deposits. At June 30, 2008, we had $6.6 million in deposits which consisted primarily of $315,000 in demand deposit accounts, $3.0 million in certificates of deposit, and $3.26 million of money market accounts.

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

Our primary sources of liquidity are deposits, scheduled repayments on our loans, and interest on and maturities of our investments. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. As of June 30, 2008, our primary source of liquidity included federal funds sold totaling $3,221,000. We also have lines of credit available with correspondent banks totaling $10,500,000, and a line of credit with the Federal Home Loan Bank of Atlanta. We believe our liquidity levels are adequate to meet our operating needs.

Off-Balance Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2008, we had unused commitments to extend credit of $1,789,000 through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources

Total shareholders’ equity increased from a deficit of $1,343,455 at December 31, 2007 to $31,786,094 at June 30, 2008. The increase is due to completion of our initial public offering which raised $34,191,543, net of offering expenses. This increase was offset by the net loss for the period of $2,103,605.

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

Under the capital adequacy guidelines, regulatory capital is classified into two tiers. These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset. Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses, subject to certain limitations. We are also required to maintain capital at a minimum level based on total quarterly average assets, which is known as the Tier 1 leverage ratio.

At the bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies. To be considered “adequately capitalized” under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%. To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. For the first years of operation, during our Bank’s “de novo” period, the Bank will be required to maintain a leverage ratio of at least 8%. The Bank exceeded its minimum regulatory capital ratios as of June 30, 2008, as well as the ratios to be considered “well capitalized.”

The following table sets forth the Bank’s various capital ratios at June 30, 2008.

Bank
Total risk-based capital	134.63%
Tier 1 risk-based capital	133.97%
Leverage capital	80.66%

We believe that our capital is sufficient to fund the activities of the Bank in its initial stages of operation and that the rate of asset growth will not negatively impact the capital base. As of June 30, 2008, there were no significant firm commitments outstanding for capital expenditures.

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

Allowance for Loan Losses. We believe that the determination of the allowance for loan losses is the critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to section “Provision and Allowance for Loan Losses” in this report on Form 10-Q for a more detailed description of the methodology related to the allowance for loan losses.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Not required.

Item 4T.	Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2008. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Part II – Other Information

Item 1.	Legal Proceedings

There are no pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Default Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

There were three matters submitted to a vote of security holders during the quarter ended June 30, 2008 at our annual meeting of shareholders held on May 21, 2008. The matters were (a) the election of (i) six members of the Board of Directors as Class I directors for a one-year term, (ii) six members of the Board of Directors as Class II directors for a two-year term, and (iii) six members of the Board of Directors as Class III directors for a three-year term; (b) the approval of our 2008 Stock Incentive Plan; and (c) the ratification of the appointment of Mauldin & Jenkins, LLC as our independent registered public accounting firm for 2008. The following describes the matters voted upon at the annual meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to each such matter (except as provided below, there were no broker non-votes).

Proposal No. 1—Election of Directors

Our Board of Directors is divided into three classes with each class to be as nearly equal in number as possible. The three classes of directors have staggered terms, so that the terms of only approximately one-third of the Board members will expire at each annual meeting of shareholders. Because this was our first annual meeting of shareholders, the terms of all of our initial directors expired at the annual meeting on May 21, 2008. The following six directors were nominated for election and stood for election as Class I directors at the annual meeting for a one-year term expiring at the 2009 annual meeting: Thomas E. Persons, Sr., J. Egerton Burroughs, Howard Greenfield, Moon Kim, Hasmukh P. Rama, and William R. Short. The following six directors were nominated for election and stood for election as Class II directors at the annual meeting for a two-year term expiring at the 2010 meeting: Vivian A. Wong, J. William Butler, Barry Culbertson, John L. Johnson, Hiluard Kitchens, and Jayendrakuma J. Shah. The following six directors were nominated for election and stood for election as Class III directors at the annual meeting for a three-year term expiring at the 2010 annual meeting: Bobby G. Williams, Daniel B. Cowart, Yuling Hayter, Daniel J. Kaufman, Sudhirkumar C. Patel, and Meena J. Shah. Votes for the election of directors were as follows:

Name	Votes For	Withheld Authority
J. Egerton Burroughs	2,272,800	11,000
J. William Butler	2,280,800	3,000
Daniel B. Cowart	2,270,800	13,000
Barry A. Culbertson	2,280,800	3,000
Howard R. Greenfield	2,272,800	11,000
Yuling R. Hayter	2,270,800	13,000
John L. Johnson	2,280,800	3,000
Daniel J. Kaufman	2,270,800	13,000
Moon K. Kim	2,272,800	11,000
C. Hiluard Kitchens, Jr.	2,280,800	3,000
Sudhirkumar C. Patel	2,270,800	13,000
Thomas E. Persons, Sr.	2,272,800	11,000
Hasmukh P. Rama	2,272,800	11,000
J. J. Shah	2,280,800	3,000
Meena J. Shah	2,270,800	13,000
William R. Short	2,272,800	11,000
Bobby G. Williams	2,270,800	13,000
Vivian A. Wong	2,280,800	3,000

Proposal No. 2—Approval of our 2008 Stock Incentive Plan

The 2008 Stock Incentive Plan was approved at the annual meeting of shareholders held on May 21, 2008 with 2,239,300 votes in favor, 35,000 votes against, and 9,500 abstained.

Proposal No. 3—Ratification of Auditors

The appointment of Mauldin & Jenkins, LLC as our independent registered public accounting firm for 2008 was ratified at the annual meeting of shareholders held on May 21, 2008 with 2,272,800 votes in favor, no votes against, and 11,000 abstained.

Item 5.	Other Information

At our annual meeting of the shareholders on May 21, 2008, our shareholders approved the Touchmark Bancshares, Inc. 2008 Stock Incentive Plan. The board of directors previously approved the plan on March 19, 2008. The plan authorizes the grant to our employees and directors, including our principal executive officer, principal financial officer and any other named executive officers, stock options and restricted stock for up to 191,000 shares of common stock from time to time during the term of the plan, subject to adjustment upon changes in capitalization. A copy of the plan was filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, as filed with the SEC on May 15, 2008.

Item 6.	Exhibits

31.1	Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2	Rule 15d-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Touchmark Bancshares, Inc.

Date: August 14, 2008	By:	/s/ William R. Short
William R. Short
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2008	By:	/s/ Robert D. Koncerak
Robert D. Koncerak
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2	Rule 15d-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.