Form 10-Q
period 2008-09-30
Touchmark Bancshares, Inc.
filed 2008-11-14
CIK 1403008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,470,391 shares of common stock, par value $.01 per share, outstanding as of November 7, 2008.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Consolidated Balance Sheets

September 30, 2008 and December 31, 2007

	(unaudited)
	September 30, 2008	December 31, 2007
ASSETS
Cash and due from banks	$362,381	$—
Federal funds sold	208,000	—
Interest-bearing accounts with other banks	3,898,135	—
Securities available for sale	22,459,884	—
Restricted stock	1,322,800	—
Loans, less allowance for loan losses of $296,980 and $0, respectively	23,377,982	—
Accrued interest receivable	201,878	—
Deferred stock issuance costs	—	186,204
Premises and equipment	3,566,700	2,655,125
Other assets	350,378	68,291

Total assets	$55,748,138	$2,909,620

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand	$813,305	$—
Interest-bearing	10,310,232	—

Total deposits	11,123,537	—
Federal funds purchased	1,783,000	—
Accrued interest payable	21,497
Line of credit	—	575,000
Advances from organizers, net of discount	—	980,000
Note payable	—	2,450,000
Federal Home Loan Bank advances	11,400,000	—
Other liabilities	195,066	248,075

Total liabilities	24,523,100	4,253,075

Shareholders’ Equity
Preferred stock, no par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 3,470,391 and 10 issued and outstanding, respectively	34,704	—
Paid in capital	35,639,283	43,049
Accumulated deficit	(4,009,594)	(1,386,504)
Accumulated other comprehensive loss	(439,355)	—

Total shareholders’ equity	31,225,038	(1,343,455)

Total liabilities and shareholders’ equity	$55,748,138	$2,909,620

See notes to the consolidated financial statements

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Consolidated Statements of Operations

Three months ended September 30, 2008 and 2007, nine months ended September 30, 2008,

and the period April 3, 2007, Date of Inception, to September 30, 2007

(Unaudited)

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	April 3, 2007, Date of Inception to September 30, 2007
Interest income:
Loans, including fees	$223,309	$—	$301,365	$—
Other investment income	347,075	—	965,099	—
Federal funds sold	10,267	—	122,940	—

Total interest income	580,651	—	1,389,404	—

Interest expense:
Deposits	67,736	—	86,282	—
Federal Home Loan Bank advances	49,411	—	74,340	—
Other	—	14,970	—	43,091

Total interest expense	117,147	14,970	160,622	43,091

Net interest income (loss)	463,504	(14,970)	1,228,782	(43,091)
Provision for loan losses	171,680	—	296,980	—

Net interest income (loss) after provision for loan losses	291,824	(14,970)	931,802	(43,091)

Noninterest income
Service charges on deposit accounts	11,892	—	11,951	—
Gain on sale of available for sale securities	25,677	—	25,677

Total noninterest income	37,569	—	37,628	—

Noninterest expense:
Salaries and employee benefits	554,217	190,277	2,768,079	393,637
Occupancy and equipment	67,828	15,729	179,934	25,929
Other operating expense	226,833	81,242	644,507	399,293

Total noninterest expense	848,878	287,248	3,592,520	818,859

Net loss	$(519,485)	$(302,218)	$(2,623,090)	$(861,950)

Basic losses per share	$(0.15)	$(30,222)	$(0.85)	$(86,195)

Dividends per share	$—	$—	$—	$—

See notes to the consolidated financial statements

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Consolidated Statements of Comprehensive Loss

Three months ended September 30, 2008 and 2007, nine months ended September 30, 2008,

and the period April 3, 2007, Date of Inception, to September 30, 2007

(Unaudited)

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	April 3, 2007, Date of Inception to September 30, 2007
Net loss	(519,485)	(302,218)	(2,623,090)	(861,950)
Other comprehensive loss:
Unrealized losses on securities available for sale, net of deferred tax benefit of $40,774, $0, 216,400, and $0	(82,783)	—	(439,355)	—

Comprehensive loss	$(602,268)	$(302,218)	$(3,062,445)	$(861,950)

See notes to the consolidated financial statements

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

Nine months ended September 30, 2008

and the period April 3, 2007, Date of Inception, to September 30, 2007

(Unaudited)

	Nine months Ended September 30, 2008	April 3, 2007, Date of Inception to September 30, 2007
Cash flow from operating activities:
Net loss	$(2,623,090)	$(861,950)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	102,870	6,679
Net amortization (accretion)	(1,610)	38,901
Gain on sale of securities available for sale	(25,677)	—
Provision for loan losses	296,980	—
Stock based compensation expense	1,439,395	—
Increase in interest receivable	(201,878)	—
Increase in interest payable	21,497	527
Decrease (increase) in deferred stock issuance costs	186,204	(23,413)
Increase in other assets	(65,687)	(144,635)
Increase (decrease) in other liabilities	(53,009)	32,762

Net cash used by operating activities	(924,005)	(951,129)

Cash flow from investing activities:
Purchase of federal funds sold	(208,000)	—
Increase in interest bearing accounts with other banks	(3,898,135)	—
Purchase of securities available for sale	(25,163,549)	—
Proceeds from paydowns of securities available for sale	466,450	—
Proceeds from sales of securities available for sale	1,608,747	—
Purchase of restricted stock	(1,322,800)	—
Net increase in loans	(23,674,962)	—
Purchase of premises and equipment	(1,014,445)	(78,406)

Net cash used by investing activities	(53,206,694)	(78,406)

Cash flow from financing activities:
Net increase in deposits	11,123,537	—
Net proceeds from federal funds purchased	1,783,000	—
Organizer advances (repayments)	(980,000)	980,000
Advances (repayment) of line of credit	(575,000)	150,000
Repayment of note payable	(2,450,000)	—
Proceeds from Federal Home Loan Bank advances	11,400,000	—
Stock issuance costs	(512,367)	—
Proceeds from sale of common stock	34,703,910	100

Net cash provided by financing activities	54,493,080	1,130,100

Net change in cash	362,381	100,565

Cash at the beginning of the period	—	—

Cash at the end of the period	$362,381	$100,565

Supplemental disclosures of cash flow information - Interest paid	$139,125	$3,663

See notes to the consolidated financial statements

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2008

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

The results of operations for the three and nine month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

To capitalize the Bank, the Company offered a minimum of 3,125,000 shares and a maximum of 4,156,250 shares of common stock of the Company at $10 per share. The Company was required to sell the minimum number of shares in order to meet regulatory conditions for final approval of its charter. The organizers, directors and executive officers of the Company purchased 1,238,433 shares of common stock at $10 per share in the offering. The Company completed the stock offering in March 2008. As of September 30, 2008, the Company had issued 3,470,391 shares for a total of $34,703,910. Offering expenses of $512,367 were netted against these gross proceeds. Additionally, the Company initially capitalized the Bank with $26,000,000 of the proceeds from the stock offering.

In recognition of financial risks undertaken by the organizers and directors of the Company, warrants to purchase additional shares of the Company’s common stock were issued to these individuals. The warrants are divided into Type I (Director) and Type II (Organizer) warrants, and warrants will be exercisable at a price equal to $10 per share.

Type I warrants were awarded in recognition of certain directors contributions to the initial capitalization of the Company. The Company awarded only 30,000 Type I warrants due to the majority of warrants issued being Type II.

Type II warrants were awarded in recognition of the financial risk undertaken by organizers in contributing seed capital and guaranteeing certain liabilities of the Company to fund organizational expenses. Warrants were issued based on the amount of funds each organizer placed at risk, which included seed capital contributed and each organizers pro-rata share of an organizational line of credit and land loan guaranteed. The Company awarded 430,000 Type II warrants.

Additionally, 12,500 warrants were issued to the organizational consultant during the first quarter of 2008.

Basis of Accounting: The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, shareholders’ equity and net income (loss). Actual results may differ significantly from those estimates. The Company uses the accrual basis of accounting by recognizing revenues when they are earned and expenses in the period incurred, without regard to the time of receipt or payment of cash.

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

Premises and Equipment: Leasehold improvements, furniture and equipment are stated at cost, net of accumulated depreciation. Land is carried at cost. Depreciation is computed using the straight-line method over the lessor of estimated useful lives of the related assets or the lease term. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of premises and equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations. The Company had no capitalized lease obligations at September 30, 2008 and December 31, 2007.

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

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions listed in the table below. Expected volatility for the period has been determined by a combination of a calculated value based on expected volatility of similar entities, and on the historical volatility of the Company’s stock. The expected term of warrants granted is based on the short-cut method and represents the period of time that the warrants granted are expected to be outstanding. Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the time of grant.

Risk free interest rate	2.74-3.10%
Expected life (years)	5.00-6.50
Expected volatility	28.25%
Expected dividends	0.00%
Weighted average fair value of warrants granted	$3.04

The Company recorded stock-based compensation expense of $8,900 for the three months ended September 30, 2008 and $1,355,658 for the nine months ended September 30, 2008.

At September 30, 2008, there was $83,067 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 2.3 years. The weighted average remaining contractual life of the warrants outstanding as of September 30, 2008 was approximately 9.3 years. The Company had 442,500 warrants exercisable as of September 30, 2008.

During the three months ended June 30, 2008, the Company issued 109,322 options to purchase common stock to employees of the Company. Additionally, during the three months ended September 30, 2008, the Company issued 10,000 options to purchase common stock to a new director. Upon issuance of options, compensation cost was recognized in the consolidated financial statements of the Company for all share-based payments granted, based on the grant date fair value estimated in accordance with the provision of Statement 123(R). Statement 123(R) requires recognition of expense equal to the fair value of the warrant over the vesting period of the option.

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

Risk free interest rate	2.93-3.80%
Expected life (years)	6.50
Expected volatility	29.65-38.41%
Expected dividends	0.00%
Expected Forfeiture rate	5.00%
Weighted average fair value of options granted	$3.73

The Company recorded stock-based compensation expense related to the options of $32,312 during the quarter ended September 30, 2008, and $83,737 during the nine months ended September 30, 2008.

At September 30, 2008, there was $338,694 of unrecognized compensation cost related to options outstanding, which is expected to be recognized over a weighted-average period of 2.4 years. The weighted average remaining contractual life of the warrants outstanding as of September 30, 2008 was approximately 9.4 years. The Company had no options exercisable as of September 30, 2008.

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

As of September 30, 2008, the company had deferred tax assets of approximately $1,017,000 relating to $1.6 million in start-up costs, $297,000 in provision for loan losses, and $732,000 in net operating loss carry forwards. A full valuation allowance has been provided against these assets as of September 30, 2008.

Statement of Cash Flows: The statement of cash flows was prepared using the indirect method. Under this method, net loss was reconciled to net cash flows used by operating activities by adjusting for the effects of operating activities.

Cash and Cash Equivalents. For purposes of presentation in the statement of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks.” Cash flows from deposits, federal funds purchased and sold, and renewals and extensions of loans are reported net.

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investment securities available-for-sale	$—	$22,459,884	$—	$22,459,884
Total assets at fair value	$—	$22,459,884	$—	$22,459,884

4.	EARNINGS (LOSSES) PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted earnings (losses) per share are computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and warrants. Weighted average shares outstanding for the three months ended September 30, 2008 were 3,470,391. Basic losses per share for the three months ended September 30, 2008 was $0.15. Weighted average shares outstanding for the nine months ended September 30, 2008 were 3,073,113. Basic losses per share for the nine months ended September 30, 2008 was $0.85. Diluted earning per share is not presented, as the current net loss would result in an anti-dilutive calculation.

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our company. During 2008, the capital and credit markets have experienced extended volatility and disruption. In the last 90 days, the volatility and disruption have reached unprecedented levels. There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

Overview

The following discussion describes our results of operations for the quarter and nine months ended September 30, 2008 and also analyzes our financial condition as of September 30, 2008. Touchmark National Bank, our banking subsidiary, opened for business on January 28, 2008, and the company’s inception was April 3, 2007. Our first filing with the SEC was for the quarter ended June 30, 2007. Because our bank opened on January 28, 2008, a comparison for the quarter and nine month periods ended September 30, 2008 to the quarter and nine month periods ended September 30, 2007 would not be meaningful. Until January 28, 2008, our principal activities related to our organization, the conducting of our initial public offering and the pursuit of regulatory approvals from the Office of the Comptroller of the Currency (OCC) for our application to charter the bank, the pursuit of approvals from the Federal Reserve to become a bank holding company, and the pursuit of approvals from the Federal Deposit Insurance Corporation (FDIC) for our application for insurance of the deposits of the bank. We received approval from the FDIC, Federal Reserve, and the OCC in January 2008 and commenced business on January 28, 2008. We completed our stock offering in March 2008, upon the issuance of 3,470,391 shares for gross proceeds of $34,703,910, pursuant to an initial closing in January 2008 and a final closing in April 2008. Offering expenses of $512,367 were netted against the gross proceeds. We capitalized the bank with $26,000,000 of the proceeds from the stock offering. As of October 15, 2008, we have full service offices in Duluth and Doraville, in addition to our headquarters in Norcross.

Like most community banks, we derive most of our income from interest we receive on our loans and investments. As we grow, our primary source of funds for making these loans and investments is our deposits, on the majority of which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our earnings. In the following section we have included a detailed discussion of this process.

Results of Operations

We incurred a net loss of $519,485 and $2,623,090 for the three and nine months ended September 30, 2008, respectively. Total losses for the nine months ended September 30, 2008 included $275,861 related to pre-opening and organizational costs prior to the bank’s opening on January 28, 2008. For the three months ended September 30, 2008, we realized $580,651 in interest income, consisting primarily of $347,075 from investment activities and $223,309 from loan activities. For the nine months ended September 30, 2008, we realized $1,389,404 in interest income, consisting primarily of $965,099 from investment activities and $301,365 from loan activities. The provision for loan loss was $171,680 for the three months ended September 30, 2008, and $296,980 for nine months ended September 30, 2008. We anticipate the growth in loans in future quarters will drive the growth in assets and the growth in interest income. The primary source of funding for our loan portfolio are deposits that are acquired locally and Federal Home Loan Bank advances. We incurred interest expense of $67,736 related to deposit accounts and $49,411 related to Federal Home Loan Bank advances during the three months ended September 30, 2008. For the nine months ended September 30, 2008, we incurred interest expense of $86,282 related to deposit accounts and $74,340 related to Federal Home Loan Bank advances.

We incurred non-interest expenses of $848,878 during the three months ended September 30, 2008. Included in non-interest expense for the three months ended September 30, 2008 is $554,217 in salaries and employee benefits, $67,828 of occupancy and equipment expenses, and $226,833 in other expense. Included in salaries and employee benefits expense for the third quarter of 2008 was $8,900 of expense related to the issuance of warrants to organizers and directors of the company, and $32,312 of expense related to the issuance of options to employees. The primary components in the other operating expense category for the three months ended September 30, 2008 were $23,707 in legal fees, $45,990 in data processing and IT related services and $21,013 in advertising and marketing expense.

The non-interest expense incurred in the nine months ended September 30, 2008 was $3,592,520. Included in non-interest expense was $2,768,079 in salaries and employee benefits, $179,934 of occupancy and equipment expenses, and $644,507 in other operating expense. Included in salaries and employee benefits expense for the nine months ended September 30, 2008 was $1,318,033 of expense related to the issuance of warrants to organizers and directors of the company, and $83,737 of expense related to the issuance of options to employees. For the nine months ended September 30, 2008, the primary components of other operating expense were $78,453 in advertising and marketing, $86,731 in data processing and IT related services, $37,625 relating to the issuance of warrants to an organizational consultant for the bank, $52,856 in printing and supplies, $57,199 in legal fees, and $52,709 in accounting fees.

Assets and Liabilities

General

At September 30, 2008, we had total assets of $55,748,138, consisting principally of $22,459,884 in securities, $23,377,982 in net loans, $3,898,135 in interest-bearing accounts with other banks, and $3,566,700 in premises and equipment. Liabilities at September 30, 2008 totaled $24,523,100, consisting principally of $11,123,537 in deposits and $11,400,000 in Federal Home Loan Bank advances. At September 30, 2008, shareholders’ equity was $31,225,038.

Investments

At September 30, 2008, the carrying value of our securities and restricted stock amounted to $23,782,684. This included $12,519,790 in agency bonds, $8,143,334 in mortgage backed securities, $1,796,760 in corporate bonds and $1,322,800 in restricted equities. The restricted equity securities are comprised of stock in the Federal Reserve Bank of Atlanta and the Federal Home Loan Bank of Atlanta. We have invested in agency bonds for purposes of liquidity management, pledging to secure low-cost borrowings, and to take advantage of attractive yields.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, we intend to invest a substantial percentage of our earning assets in our loan portfolio. At September 30, 2008, our loan portfolio consisted primarily of $16,542,028 of commercial real estate loans, $2,263,838 in other real estate loans, $1,115,169 of commercial business loans, $1,224,575 of personal lines of credit, $2,009,500 of business lines of credit and $404,133 of home equity lines of credit.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $296,980 as of September 30, 2008. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions regarding current portfolio and economic conditions, which we believe to be reasonable, but which may or may not prove to be accurate. Over time, we will periodically determine the amount of the allowance based on our consideration of several factors, including an ongoing review of the quality, mix and size of our overall loan portfolio, our historical loan loss experience, evaluation of economic conditions and other qualitative factors, specific problem loans and commitments that may affect the borrower’s ability to pay. Periodically, we will adjust the amount of the allowance based on changing circumstances. We will charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

Deposits

Our primary source of funds for loans and securities is deposits and Federal Home Loan Bank advances. At September 30, 2008, we had $11,123,537 in deposits which consisted primarily of $813,305 in non-interest bearing demand deposit accounts, $3,464,040 in certificates of deposit, and $6,846,192 of other interest bearing accounts.

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

Our primary sources of liquidity are deposits, borrowings, scheduled repayments on our loans, and interest on and maturities of our securities. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. Occasionally, we might sell securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. As of September 30, 2008, our primary source of liquidity included our securities portfolio, lines of credit available with correspondent banks totaling $24,700,000, and a line of credit with the Federal Home Loan Bank of Atlanta. We believe our liquidity levels are adequate to meet our operating needs.

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2008, we had issued commitments to extend credit of $4,051,000 through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources

Total shareholders’ equity increased from a deficit of $1,343,455 at December 31, 2007 to $31,225,038 at September 30, 2008. The increase is due to completion of our initial public offering which raised $34,191,543, net of offering expenses. This increase was offset by the net loss for the period of $2,623,090.

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

Under the capital adequacy guidelines, we are required to maintain a certain level of Tier 1 and total risk-based capital to risk-weighted assets. At least half of our total risk-based capital must be comprised of Tier 1 capital, which consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. The remainder may consist of Tier 2 capital, which is subordinated debt, other preferred stock and the general reserve for loan losses, subject to certain limitations. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset. We are also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.

At the bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies. To be considered “adequately capitalized” under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%. To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. For the first years of operation, during our Bank’s “de novo” period, the Bank will be required to maintain a leverage ratio of at least 8%. The Bank exceeded its minimum regulatory capital ratios as of September 30, 2008, as well as the ratios to be considered “well capitalized.”

The following table sets forth the Bank’s various capital ratios at September 30, 2008.

Bank
Total risk-based capital	75.92%
Tier 1 risk-based capital	75.03%
Leverage capital	60.76%

We believe that our capital is sufficient to fund the activities of the Bank in its initial stages of operation and that the rate of asset growth will not negatively impact the capital base. As of September 30, 2008, there were no significant firm commitments outstanding for capital expenditures.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was enacted. Under the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities, and other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Department of Treasury announced the Capital Purchase Program under the EESA, pursuant to which the Treasury intends to make senior preferred stock investments in participating banks, thrifts and bank holding companies that will qualify as Tier I capital. Based on our risk-weighted assets as of June 30, 2008, we may be eligible to issue up to $1 million in new senior preferred stock under the program. Although both our company and the bank meet all applicable regulatory capital requirements and will remain well capitalized, we are evaluating whether to participate in the Capital Purchase Program. Regardless of our participation, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not required.

Item 4T. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2008. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Touchmark Bancshares, Inc.

Date: November 14, 2008	By:	/s/ William R. Short
William R. Short
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2008	By:	/s/ Robert D. Koncerak
Robert D. Koncerak
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2	Rule 15d-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.