Form 10-K
period 2008-12-31
Touchmark Bancshares, Inc.
filed 2009-03-31
CIK 1403008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

(770) 407-6700

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

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

The estimated aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on June 30, 2008 was $34,703,910. Because there is not an active trading market for the Common Stock, we have used our initial public offering price of $10.00 as an estimate of the market value of a share of our Common Stock for purposes of calculating our public float.

The number of shares outstanding of the registrant’s common stock was 3,470,391 at March 20, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2009 is incorporated by reference in response to Part II of this report.

PART I

Item 1.	Business

Unless the context indicates otherwise, all references in this report to “we,” “us” and “our” refer to Touchmark Bancshares, Inc. and its subsidiaries, and all references to the “bank” refer to Touchmark National Bank.

General

Touchmark Bancshares, Inc. was incorporated in Georgia in April 2007 for purposes of operating as a bank holding company and to own and control all of the capital stock of Touchmark National Bank. Touchmark National Bank is a national banking association organized under the laws of the United States and provides banking services to small- to mid-sized commercial, professional and service companies and consumers, principally in Gwinnett County, Georgia. Since our inception in April 2007 and before our bank opened for business on January 28, 2008, we engaged in organizational and pre-opening activities necessary to obtain regulatory approvals and to prepare our subsidiary bank to commence business as a financial institution.

Location and Service Area

Our executive offices are located at 3740 Davinci Court, Suite 150, Norcross, Georgia 30092. This facility is approximately 5,000 square feet and is subject to a 55-month lease which began in May 2007. Our telephone number is (770) 407-6700. Our main office for the bank is located at the intersection of Peachtree Industrial Boulevard and Abbotts Bridge Road in Duluth, Georgia. This office is approximately 3,000 square feet and is leased until 2011 with two five-year options to renew. In October 2008, we opened a branch office in Doraville located in the Pavilion Shopping Center at the intersection of Peachtree Industrial Boulevard and Peachtree Road. The facility is leased until 2013 with a five-year renewal option. The space is approximately 4,300 square feet.

Our anticipated expansion plans also include opening a permanent main office in Duluth, Georgia, during 2011. At that time, our current executive office would be relocated to the new main office. We anticipate that the locations that currently serve as our executive offices and main office would continue to be operated as branches. In 2007, we purchased 9.7 acres of land on Satellite Boulevard near I-85 in Duluth, Georgia, as a potential site for our permanent main office, for approximately $2.3 million. We are considering various alternatives, including finding a suitable project partner who will purchase the site from us and construct an office building to our specifications that we will lease, or contracting for the construction of the building that we will own.

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

Our primary service area has also experienced solid population growth. Since 1990, the population in Gwinnett County has increased over 105%. In 2005, the population of Gwinnett County was 726,000, as estimated by Gwinnett County officials. By 2030, growth is expected to reach 1,200,000. Between 1990 and 2000, the Atlanta Metropolitan Statistical Area, which includes Gwinnett County, added almost 1,000,000 new residents. Gwinnett County experienced the largest increase with over 235,538 new residents and the second largest percentage change, an increase of 67%. In addition to this growth, the area’s demographics have changed considerably over the last 15 years. While the population of Gwinnett County grew 67% between 1990 and 2000, the County’s minority population increased by 397%. As a result of this increase, the proportion of the minority population in Gwinnett grew from 11% to 31%. Between 1990 and 2005, Gwinnett County’s Asian and Pacific Islander population increased by 32,276 or 319%. In 2000, over 42,000 Asians resided in Gwinnett County, accounting for 7.2% of the total population, up from 2.9% in 1990. Over the next 13 years, this population is expected to increase from 9% of the County’s population to 15% of the County’s population. We have and plan to continue to take advantage of the diverse ethnic backgrounds and strong ethnic ties of our directors within the Asian business community to create business opportunities for the bank.

Lending Activities

General. We emphasize a range of lending services, including real estate, commercial, and equity-line and consumer loans to individuals, small- to medium-sized businesses, and professional concerns that are located in or conduct a substantial portion of their business in the bank’s market area. We compete for these loans with competitors who are well established in our service area and have greater resources and lending limits. As a result, in some instances, we may charge lower interest rates or structure more customized loan facilities to attract borrowers.

The well established banks in our service area will likely make proportionately more loans to medium- to large-sized businesses than we will. Many of the bank’s commercial loans are made to small- to medium-sized businesses which may be less able to withstand competitive, economic, and financial conditions than larger borrowers.

Loan Approval and Review. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer’s lending authority, the loan request is considered and approved by an officer with a higher lending limit or the board of directors’ loan committee. We do not make loans to any director of the bank unless the loan is approved by the board of directors of the bank (with the interested director recusing him or herself from the deliberation process and the vote) and is made on terms not more favorable to the person than would be available to a person not affiliated with the bank. The bank has no plans to engage in the business of originating consumer mortgages.

Loan Distribution. The percentage distribution of our loans following our first year of operations is as follows:

Real Estate	92.0%
Commercial Loans	3.3%
Consumer Loans	4.7%
Residential Mortgage Loans	0.0%

Total	100%

Our loan distribution will depend on our customers and will likely vary over time.

Allowance for Loan Losses. We maintain an allowance for loan losses, which we establish through a provision for loan losses charged against income. We will charge loans against this allowance when we believe that the collectibility of the principal is unlikely. The allowance is an estimated amount that we believe will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. Our allowance for loan losses equals approximately 1.26% of the actual outstanding balance of our loans. Over time, we periodically determine the amount of the allowance based on our consideration of several factors, including:

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

Lending Limits. The bank’s lending activities are subject to a variety of lending limits imposed by federal law. In general, the bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank’s capital and unimpaired surplus. Different limits may apply based on the type of loan or the nature of the borrower, including the borrower’s relationship to the bank. These limits will increase or decrease as the bank’s capital increases or decreases. Unless the bank is able to sell participations in its loans to other financial institutions, the bank is not able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

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

Real Estate Loans. We expect that loans secured by first or second mortgages on real estate will make up approximately 80% of the bank’s loan portfolio. These loans generally fall into one of two categories: commercial real estate loans and construction development loans. These loans include commercial loans where the bank takes a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan, but exclude home equity loans, which are classified as consumer loans. We expect to focus our real estate-related activity in four areas: (1) commercial real estate development loans, (2) home improvement loans, (3) conforming and non-conforming mortgages and (4) owner-occupied commercial real estate loans.

We offer fixed and variable rates on mortgages. These loans are made consistent with the bank’s appraisal policy and with the ratio of the loan principal to the value of collateral as established by independent appraisal generally not to exceed 85%. We expect these loan to value ratios will be sufficient to compensate for fluctuations in real estate market value. Some loans may be sold in the secondary market in conjunction with performance management or portfolio management goals.

Real estate-related products include:

•	acquisition and development (A&D) loans for residential and multi-family construction loans;

•	construction and permanent lending for investor-owned property; and

•	construction and permanent lending for commercial (owner occupied) property.

Real estate loans are subject to the same general risks as other loans. Real estate loans are also sensitive to fluctuations in the value of the real estate securing the loan. On first and second mortgage loans we do not advance more than regulatory limits. We require a valid mortgage lien on all real property loans along with a title lien policy which insures the validity and priority of the lien. We also require borrowers to obtain hazard insurance policies and flood insurance if applicable. Additionally, certain types of real estate loans have specific risk characteristics that vary according to the collateral type securing the loan and the terms and repayment sources for the loan.

Small Business Lending. We expect that our commercial lending will be focused on small- to medium-size businesses located in or serving the primary service area. We consider “small businesses” to include commercial, professional and retail firms with annual sales of $50 million or less. Commercial lending will include loans to entrepreneurs, professionals and small- to medium-sized firms.

Small business products include:

•	working capital and lines of credit;

•	business term loans to purchase fixtures and equipment, site acquisition or business expansion;

•	inventory, accounts receivable lending; and

•	construction loans for owner-occupied buildings.

Within small business lending, we also utilize government enhancements such as the Small Business Administration (“SBA”) programs. These loans will typically be partially guaranteed by the government. Government guarantees of SBA loans will not exceed 80% of the loan value, and will generally be less.

Commercial Loans. We make many types of loans available to business organizations and individuals on a secured and unsecured basis, including commercial, term, working capital, asset based, SBA loans, commercial real estate, lines of credit, and mortgages. We intend to focus our commercial lending efforts on companies with revenue of less than $50 million, though we anticipate having client relationships with larger businesses. Construction loans are also available for eligible individuals and contractors. The construction lending will be short-term, generally with maturities of less than twelve months, and be set up on a draw basis. Commercial loans primarily have risk that the primary source of repayment, the borrowing business, will be insufficient to service the debt. Often this occurs as the result of changes in local economic conditions or in the industry in which the borrower operates which impact cash flow or collateral value. While our bank routinely takes real estate as collateral, our credit policy places emphasis on the cash flow characteristics of its borrowing clients.

Consumer Loans. We offer consumer loans to customers in our primary service area. Consumer lending products include:

•	home improvement loans;

•	automobile, RV and boat loans;

•	installment loans (secured and unsecured); and

•	consumer real estate lending as discussed above.

Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because the value of the secured property may depreciate rapidly, they are often dependent on the borrower’s employment status as the sole source of repayment, and some of them are unsecured. To mitigate these risks, we analyze selective underwriting criteria for each prospective borrower, which may include the borrower’s employment history, income history, credit bureau reports, or debt to income ratios. If the consumer loan is secured by property, such as an automobile loan, we also attempt to offset the risk of rapid depreciation of the collateral with a shorter loan amortization period. Despite these efforts to mitigate our risks, consumer loans have a higher rate of default than real estate loans. For this reason, we also attempt to reduce our loss exposure to these types of loans by limiting their sizes relative to other types of loans. We have no plans to engage in any sub-prime or speculative lending, including plans to originate loans with high loan-to-value ratios.

Deposit Services

We offer a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, commercial accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our primary service area at competitive rates. In addition, we offer certain retirement account services, including IRAs. We solicit these accounts from individuals, businesses, and other organizations.

Other Banking Services

We offer cashier’s checks, banking by mail, remote deposit, online banking and United States Savings Bonds. We are associated with national ATM networks that may be used by the bank’s customers throughout the country. We believe that by being associated with a shared network of ATMs, we are better able to serve our customers and will be able to attract customers who are accustomed to the convenience of using ATMs. We also offer debit card and credit card services through a correspondent bank as an agent for the bank. We also offer other bank services including, lines of credit, 24-hour telephone banking, and on-line banking. We do not expect the bank to exercise trust powers during its initial years of operation.

Competition

The banking business is highly competitive. We compete as a financial intermediary with other commercial banks, savings banks, credit unions, finance companies, and money market mutual funds operating in our primary service area. Many of these institutions have substantially greater resources and lending limits than we will have, and many of these competitors offer services, including extensive and established branch networks and trust services that we either do not expect to provide or will not provide initially. Our competitors include large national, super regional and regional banks like Wells Fargo (Wachovia Bank), Bank of America, and SunTrust Bank, as well as established community banks such as Brand Banking Company and First Security National Bank. Nevertheless, we believe that our management team, our focus on relationship banking, and the economic and demographic dynamics of our service area will allow us to gain a meaningful share of the area’s deposits.

Employees

As of March 20, 2009, the bank had 21 full-time employees.

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

Emergency Economic Stabilization Act of 2008. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) became law. Under the Troubled Asset Relief Program (“TARP”) authorized by EESA, the U.S. Treasury has established a Capital Purchase Program (“CPP”) providing for the purchase of senior preferred shares of qualifying U.S. controlled banks, savings associations and certain bank and savings and loan holding companies. We have submitted an application to participate in the CPP, but our board of directors has not determined whether or not we would accept capital funds if offered. The EESA also establishes a Temporary Liquidity Guarantee Program (“TLGP”) that gives the FDIC the ability to provide a guarantee for newly-issued senior unsecured debt and non-interest bearing transaction deposit accounts at eligible insured institutions. We have elected to participate in the TLGP.

On March 23, 2009, the U.S. Treasury, in conjunction with the FDIC and Federal Reserve, announced the Public-Private Investment Program (the “PPIP”). Targeting illiquid real estate loans held on the books of financial institutions, referred to as legacy loans, and securities backed by loan portfolios, referred to as legacy securities, the PPIP is designed to open lending channels by facilitating a market for distressed assets. The PPIP has been structured to combine $75 to $100 billion in capital from TARP with capital from the private sector to generate $500 billion in purchasing power that will be used to buy legacy loans and legacy securities.

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

In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. If we have more than 500 shareholders of record on December 31, 2008 or at the end of any fiscal year thereafter, we will be required to register under Section 12 of the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption. Since, as of December 31, 2008, our common stock has been held by over 500 shareholders of record, we are required to register our class of common stock under Section 12 of the Securities Exchange Act no later than April 30, 2009.

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

The Federal Reserve Board imposes certain capital requirements on us under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Capital Regulations.” Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company. Our ability to pay dividends will be subject to regulatory restrictions. We will also be able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999, was signed into law on November 12, 1999. Among other things, the Gramm-Leach-Bliley Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Gramm-Leach-Bliley Act also permits bank holding companies that become financial holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Gramm-Leach-Bliley Act also authorizes activities that are “complementary” to financial activities.

The Gramm-Leach-Bliley Act is intended, in part, to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Gramm-Leach-Bliley Act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Gramm-Leach-Bliley Act will have on us.

State Law Restrictions. As a Georgia business corporation, we are subject to certain limitations and restrictions under applicable Georgia corporate law.

Touchmark National Bank

The bank is a national banking association incorporated under the laws of the United States and subject to examination by the Office of the Comptroller of the Currency. Deposits in the bank are insured by the FDIC up to a maximum amount, which is currently $250,000 for each general depositor, until December 31, 2009, and $250,000 for certain retirement depositors.

The Office of the Comptroller of the Currency and the FDIC regulate or monitor virtually all areas of the bank’s operations, including:

•	security devices and procedures;

•	adequacy of capitalization and loss reserves;

•	loans;

•	investments;

•	borrowings;

•	deposits;

•	mergers;

•	issuances of securities;

•	payment of dividends;

•	interest rates payable on deposits;

•	interest rates or fees chargeable on loans;

•	establishment of branches;

•	corporate reorganizations;

•	maintenance of books and records; and

•	adequacy of staff training to carry on safe lending and deposit gathering practices.

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

FDIC Improvement Act. Under the FDIC Improvement Act, all insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and their state supervisor when applicable. The FDIC Improvement Act directs the FDIC to develop a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

•	internal controls;

•	information systems and audit systems;

•	loan documentation;

•	credit underwriting;

•	interest rate risk exposure; and

•	asset quality.

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

Deposit Insurance and Assessments. The deposits of the bank are insured to a maximum of $250,000 per depositor, until December 31, 2009, including “self-directed” retirement accounts, which are insured up to $250,000 per owner at all times. All insured banks are required to pay quarterly deposit insurance assessments to the FDIC which are determined pursuant to a risk-based system adopted by the FDIC. In 2006, the FDIC enacted various rules to implement the provisions of the Federal Deposit Insurance Reform Act of 2005 (the “FDI Reform Act”). On March 31, 2006, in accordance with the FDI Reform Act, the FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund (“DIF”). The FDIC also revised, effective January 1, 2007, the risk-based premium system under which the FDIC classifies institutions and generally assesses higher rates on those institutions that tend to pose greater risks to the DIF. Under the new rules, the FDIC will evaluate each institution’s, including the bank’s, risk based on a combination of the institution’s supervisory ratings and financial ratios.

On February 27, 2009, the FDIC approved an interim rule imposing a 20 basis point emergency special assessment on the industry on June 30, 2009. The assessment will be collected on September 30, 2009. The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis points, if necessary to maintain public confidence in federal deposit insurance. Comments on the interim rule on special assessments are due no later than April 2, 2009. On the same date, the FDIC also implemented changes to the risk-based assessment system. Changes to the assessment system include higher rates for institutions that rely significantly on secured liabilities, which may increase the FDIC’s loss in the event of failure without providing additional assessment revenue. Under the final rule, assessments will be higher for institutions that rely significantly on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth. The final rule also would provide incentives in the form of a reduction in assessment rates for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital.

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

Under these guidelines, banks’ and bank holding companies’ assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight applies. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most corporate obligations receive a 100% risk weighting, municipal or state revenue bonds receive a 50% weighting, obligations of United States government agencies carry a 20% weighting and direct obligations of or obligations guaranteed by the United States Treasury have a 0% weighting.

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

Our executive offices are located at 3740 Davinci Court, Suite 150, Norcross, Georgia 30092. This facility is approximately 5,000 square feet and is subject to a 55-month lease which began in May 2007. Annual rent is currently $7,410 per month, with incremental increases over the term of the lease. The main office of the bank is located at the intersection of Peachtree Industrial Boulevard and Abbotts Bridge Road. The address is 3170 Peachtree Industrial Boulevard, Suite 100, Duluth, Georgia 30097. This office is approximately 3,000 square feet and is leased for a period of five years with two five-year options to renew. The lease included a rental holiday for the first seven months and thereafter requires monthly rental payments which began at $5,566 (including common area maintenance) per month and increase incrementally over the term of the lease. In addition, we have entered into a five-year lease (with a five-year renewal option) for our branch office in Doraville, Georgia which opened during the fourth quarter of 2008. Lease payments are $11,373 (including common area maintenance) per month during the first year, and increase 2% each year thereafter. The Doraville lease covers approximately 4,300 square feet.

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

We are currently quoted on the OTC Bulletin Board under the symbol “TMAK” and have a sponsoring broker-dealer to match buy and sell orders for our common stock. Although we are quoted on the OTC Bulletin Board, the trading market of our common stock on the OTC Bulletin Board is limited and lacks the depth, liquidity, and orderliness necessary to maintain a liquid market. The OTC Bulletin Board prices are quotations, which reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. There is currently no established public trading market in our common stock, and we are not aware of any trading or quotations of our common stock. Because there has not been an established market for our common stock, we may not be aware of all prices at which our common stock has been traded. Based on information available to us from a limited number of sellers and purchasers of common stock who have engaged in privately negotiated transactions of which we are aware, there were a limited number of stock trades in 2008 at $10 per share. We have no current plans to seek listing on any stock exchange, and we do not expect to qualify for listing on NASDAQ or any other exchange for at least several years.

As of March 20, 2009, there were 3,470,391 shares of common stock outstanding held by approximately 560 shareholders of record. All of our outstanding common stock was issued in connection with our initial public offering, which was completed on March 31, 2008. The price per share in our initial public offering was $10.

We have not declared or paid any cash dividends on our common stock since our inception. For the foreseeable future we do not intend to declare cash dividends. We intend to retain earnings to grow our business and strengthen our capital base. Our ability to pay dividends depends on the ability of our subsidiary, the bank, to pay dividends to us. As a national bank, Touchmark National Bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts. In addition, the bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the Office of the Comptroller of the Currency will be required if the total of all dividends declared in any calendar year by the bank exceeds the bank’s net profits to date for that year combined with its retained net profits for the preceding two years less any required transfers to surplus. The Office of the Comptroller of the Currency also has the authority under federal law to enjoin a national bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

Item 6.	Selected Financial Data.

Not applicable because the company is a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on us. During 2008, the capital and credit markets experienced unprecedented levels of volatility and disruption. The volatility and disruption have continued into 2009 and show no signs of abatement. There can be no assurance that these unprecedented developments will not materially and adversely affect our business, financial condition and results of operations.

Introduction

The following discussion describes our results of operations for 2008 and also analyzes our financial condition as of December 31, 2008. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on the majority of which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance in 2008 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. The bank holds a significant portfolio of investment securities, but we expect that the size of this portfolio will diminish over time as we build lending relationships. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included an “Interest Sensitivity Analysis Table” to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans and our deposits.

Naturally, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the “Provision and Allowance for Loan Loss” section, we have included a detailed discussion of this process.

In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this noninterest income, as well as our noninterest expense, in the “Noninterest Income” and “Noninterest Expense” sections.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other information included in this report.

Basis of Presentation

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and the other information included elsewhere in this report. The financial information provided below has been rounded in order to simplify its presentation. However, the ratios and percentages provided below are calculated using the detailed financial information contained in the financial statements and the related notes included elsewhere in this report.

General

Touchmark Bancshares, Inc. is a bank holding company headquartered in Norcross, Georgia. Our national bank subsidiary, Touchmark National Bank, opened for business on January 28, 2008. The principal business activity of the bank is to provide retail banking services in Gwinnett County and our surrounding market areas. Our deposits are insured by the Federal Deposit Insurance Corporation.

Until the bank opened, our principal activities related to the organization of the company and the bank, the conducting of our initial public offering, the pursuit of approvals from the Office of the Comptroller of the Currency for our application to charter the bank, the pursuit of approvals from the FDIC for our application for insurance of the deposits of the bank, and the pursuit of approvals from the Federal Reserve to become a bank holding company. The organizational costs incurred during the period from our inception on April 3, 2007 through December 31, 2007 related primarily to legal and consulting fees, salaries and license fees and totaled $1,386,504. Because our bank opened on January 28, 2008, a comparison of the years ended December 31, 2008 and December 31, 2007 is not meaningful and therefore is not presented.

We completed an initial public offering of our stock on March 31, 2008 in which we sold a total of 3,470,391 shares at $10 per share, with net proceeds totaling $34,191,543. We capitalized the bank with $26,000,000 of the proceeds from the stock offering.

Results of Operations

General

Our net loss for the year ended December 31, 2008 was $3,164,924. The net loss includes pre-opening expenses of $284,009. We incurred a total of $1,670,513 in organizational and pre-opening expenses from inception (April 3, 2007) to the bank’s opening date, of which $1,386,504 was incurred during the year ended December 31, 2007.

Included in the loss for the year ended December 31, 2008 is a non-cash expense of $401,890 related to the provision for loan losses. The allowance for loan loss reserve was $401,890 as of December 31, 2008, or 1.26% of gross loans.

Net Interest Income

Net interest income for the year ended December 31, 2008 was $1,802,250. Total interest income for the period was $2,167,449 and was offset by interest expense of $365,199. The components of interest income were from loans, including fees, of $698,745, other investment income of $1,344,249, and federal funds sold of $124,455.

Our net interest spread and net interest margin were 2.68% and 4.67%, respectively, in 2008. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The net interest margin is calculated as net interest income divided by average earning assets. The largest component of average earning assets during 2008 was securities.

Average Balances, Income and Expenses, and Rates. The following table sets forth, for the fiscal year ended December 31, 2008, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from the daily balances throughout the period indicated.

	Average Balance	Income/ Expense	Yield/ Rate
Earning assets:
Federal funds sold	$4,538,844	$124,455	2.74%
Investment securities	22,720,958	1,344,249	5.92
Loans(1)	11,341,821	698,745	6.16

Total earning-assets	38,601,623	2,167,449	5.61%
Nonearning assets	3,298,552

Total assets	$41,900,175

Interest-bearing liabilities:
NOW accounts	$3,464,413	$107,201	3.09%
Savings	18,805	271	1.44%
Time deposits	2,227,690	81,225	3.65

Total interest-bearing deposits	5,710,908	188,697	3.30%

Borrowings	6,739,502	176,502	2.62%

Total interest-bearing liabilities	12,450,410	365,199	2.93%

Noninterest bearing liabilities	170,081
Shareholders’ equity	29,279,684
Total liabilities and Shareholders’ equity	$41,900,175

Net interest spread			2.68%
Net interest income/ margin		$1,802,250	4.67%

(1)	There were no loans in nonaccrual status in 2008.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. Due to 2008 being the first year of our banking operations, all interest income and expense is attributable to the volume of earning assets and interest-bearing liabilities, respectively. Therefore, we have omitted the table analyzing changes in net interest income as it would not be meaningful.

Interest Sensitivity. We monitor and manage the pricing and maturity of our assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on our net interest income. The principal monitoring technique employed by us is the measurement of our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available for sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.

The following table sets forth our interest rate sensitivity at December 31, 2008.

(in thousands)	Within three months	After three but within twelve months	After one but within five years	After Five years	Total
Interest-earning assets:
Federal funds sold	$1,297	$—	$—	—	$1,297
Interest-bearing accounts	4,073	—	—	—	4,073
Investment securities	2,084	3,774	4,641	18,282	28,781
Loans	12,548	318	7,104	11,985	31,955

Total earning assets	$20,002	$4,092	$11,745	$30,267	$66,106

Interest-bearing liabilities:
Money market and NOW	$15,318	$—	$—	—	$15,318
Regular savings	31	—	—	—	31
Time deposits	4,585	1,905	4,068	77	10,635
FHLB advances	3,900	—	5,767	1,733	11,400

Total interest-bearing liabilities	$23,834	$1,905	$9,835	$1,810	$37,384

Period gap	$(3,832)	$2,187	$1,910	$28,457	$28,722
Cumulative gap	(3,832)	(1,645)	265	28,722	28,722

Ratio of cumulative gap total assets	83.92%	93.61%	100.75%	176.83%	176.83%

The above table reflects the balances of interest-earning assets and interest-bearing liabilities at the earlier of their repricing or maturity dates. Overnight federal funds are reflected at the earliest pricing interval due to the immediately available nature of the instruments. Debt securities are reflected at each instrument’s ultimate maturity date. Scheduled payment amounts of fixed rate amortizing loans are reflected at each scheduled payment date. Scheduled payment amounts of variable rate amortizing loans are reflected at each scheduled payment date until the loan may be repriced contractually; the unamortized balance is reflected at that point. Interest-bearing liabilities with no contractual maturity, such as savings deposits and interest-bearing transaction accounts, are reflected in the earliest repricing period due to contractual arrangements which give us the opportunity to vary the rates paid on those deposits within a thirty-day or shorter period. Fixed rate time deposits, principally certificates of deposit, are reflected at their contractual maturity date.

We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when it is liability-sensitive. We are cumulatively liability sensitive through the first twelve months and cumulatively asset sensitive beyond one year. However, our gap analysis is not a precise indicator of our interest sensitivity position due to the predominance of mortgage backed securities in our portfolio whose duration is generally considerably shorter than their term. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as a non-cash expense to our consolidated statement of operations. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Please see the discussion below under “Provision and Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Our provision for loan losses was $401,890 for the year ended December 31, 2008. Management continues to review and evaluate the adequacy of the reserve for possible loan losses given the size, mix, and quality of the current loan portfolio.

Noninterest Income

Noninterest income for the year ended December 31, 2008 totaled $110,920. The largest portion of noninterest income was generated by gains on sales of available for sale securities which totaled $96,979 for the period. Service charges on deposit accounts and other fees totaled $13,941 for the year ended December 31, 2008.

Noninterest Expenses

Noninterest expense for the year ended December 31, 2008 totaled $4,676,204. Included in total noninterest expenses is $284,009 related to pre-opening and organizational costs incurred prior to the bank’s opening on January 28, 2008. Salaries and employee benefits comprised the largest component of noninterest expense which totaled $3,438,216 for the year. Included in salaries and employee benefits expense was $1,364,558 of expense related to the issuance of warrants to our organizers and directors of the company, and $118,966 of expense related to the issuance of options to employees. Additional components of noninterest expense for the year consisted of occupancy and equipment expense of $318,683, professional fees of $122,108, legal fees of $74,498, data processing and IT related services expenses of $210,669, and advertising and marketing expenses of $182,319.

Balance Sheet Review

General

At December 31, 2008, we had total assets of $71.2 million. These assets consisted of cash and deposits due from banks of $1,029,163, federal funds sold of $1,297,000, interest-bearing accounts with other banks of $4,073,041, securities available for sale of $24,978,686, securities held to maturity $2,472,490, premises and equipment of $3,873,011, net loans of $31,553,475 and accrued interest receivable $430,972, restricted stock of $1,329,550 and other assets of $165,162. Our liabilities at December 31, 2008 were $39,718,681 and consisted of deposits of $27,776,650, FHLB advances of $11,400,000 and other liabilities of $542,031, including interest payable. Shareholders’ equity at December 31, 2008 was $31.5 million.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the year ended December 31, 2008 were $11.3 million. Before allowance for loan losses and unearned fees, gross loans outstanding at December 31, 2008 were $32.1 million, representing 45% of our total assets.

The principal component of our loan portfolio is loans secured by commercial real estate mortgages. Most of our real estate loans are secured by commercial property. We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. We obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan.

The following table summarizes the composition of our loan portfolio as of December 31, 2008.

	Amount	% of Total
Real Estate:
Commercial	$21,939,122	68.66%
Construction and development	6,788,845	21.24
Consumer residential	302,836	0.95
Home equity	509,663	1.59

Total real estate	29,540,466	92.44%

Commercial and industrial	1,059,864	3.32%
Consumer – other	1,495,793	4.68
Deferred origination fees, net	(140,758)	(0.44)

Gross loans	31,955,365	100%

Less allowance for loan losses	401,890

Total loans, net	$31,553,475

The largest component of our loan portfolio at year-end was commercial real estate loans which represented 68.7% of the total portfolio.

Maturities and Sensitivity of Loans to Changes in Interest Rates

The information in the following table is based on the contractual maturities of individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties.

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2008.

	One year or less	After one but within five years	After five years	Total
Real estate- construction	$6,668,383	120,462	—	6,788,845
Real estate- other	1,449,359	19,218,243	2,084,019	22,751,621

Total real estate	8,117,742	19,338,705	2,084,019	29,540,466
Commercial	—	1,059,864	—	1,059,864
Consumer- other	1,491,014	4,779	—	1,495,793

Gross loans	$9,608,756	20,403,348	2,084,019	32,096,123

Deferred origination fees, net				(140,758)

Gross loans, net of deferred fees				$31,955,365

Loans maturing- after one year with
Fixed interest rate				$19,308,303
Floating interest rates				$6,197,447

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $401,890 as of December 31, 2008. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions regarding current portfolio and economic conditions, which we believe to be reasonable, but which may or may not prove to be accurate. Over time, we will periodically determine the amount of the allowance based on our consideration of several factors, including an ongoing review of the quality, mix and size of our overall loan portfolio, our historical loan loss experience, evaluation of economic conditions and other qualitative factors, specific problem loans and commitments that may affect the borrower’s ability to pay. Periodically, we will adjust the amount of the allowance based on changing circumstances. We will charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

Nonperforming Assets

The bank has not charged off any loans since commencing operations. There were no nonaccrual or nonperforming loans at December 31, 2008, and no accruing loans which were contractually past due 90 days or more as to principal or interest payments. Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual will be recognized as income when received.

Investments

At December 31, 2008, the $27.5 million in our investment securities portfolio represented approximately 38.6% of our total assets. We held U.S. Government agency securities, mortgage-backed securities, corporate bonds, and restricted equities. The restricted equity securities are comprised of stock in the Federal Reserve Bank of Atlanta and the Federal Home Loan Bank of Atlanta. We have invested in agency bonds for purposes of liquidity management, pledging to secure low-cost borrowings, and to take advantage of attractive yields.

Contractual maturities and yields on our investment securities available for sale at December 31, 2008 are shown in the following table at carrying value. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than one year		One year to five year		Five years to ten year		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
U.S. Government agencies	$—	—%	$—	—%	$—	—%	$9,134,240	5.17%	$9,134,240	5.17%
Corporate bonds	$—	—%	$—	—%	$2,621,850	7.41%	$—	—%	$2,621,850	7.41%
Mortgage-backed securities	$—	—%	$—	—%	$1,768,635	4.87%	$11,453,961	5.34%	$13,222,596	5.28%
Held to Maturity
Corporate bonds	$497,667	7.21%	$1,974,823	8.07%	$—	—%	$—	—%	$2,472,490	7.90%

Total	$497,955	7.21%	$1,974,823	8.07%	$4,390,485	6.39%	$20,588,201	5.26%	$27,451,176	5.68%

Other investments at December 31, 2008 consisted of Federal Reserve Bank stock with a cost of $742,750 and Federal Home Loan Bank stock with a cost of $586,800.

The amortized costs and the fair value of our investments at December 31, 2008 are shown in the following table.

	Amortized Cost	Fair Value
Available for Sale
U.S. Government agencies	$8,939,435	$9,134,240

Corporate bonds	2,477,319	2,621,850

Mortgage-backed securities	13,088,527	13,222,596
Held to Maturity
Corporate bonds	2,472,490	2,485,527

Total	$26,977,771	$27,464,213

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds for loans and investments is our deposits and Federal Home Loan Bank advances. Average total deposits for the year ended December 31, 2008 were $6.74 million. The following table shows the balance outstanding and the average rates paid on deposits held by us for the year ended December 31, 2008.

	Amount	Rate
Noninterest bearing demand deposits	$1,792,137	—%
Interest bearing demand deposits	15,318,456	3.09%
Savings accounts	31,301	1.44%
Time deposits less than $100,000	2,778,600	3.75%
Time deposits greater than $100,000	7,856,156	3.58%

Total Deposits	$27,776,650	3.30%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $19.2 million at December 31, 2008. We can also obtain brokered deposits from outside our market area in the form of brokered time deposits. Brokered time deposits are generally obtained at lower interest rates compared to the rates offered by our local competitors and can be used to support our loan growth. At December 31, 2008, brokered time deposits were $2,797,000. Our loan-to-deposit ratio was 114% at December 31, 2008.

The maturity of our time deposits over $100,000 at December 31, 2008 is set forth in the following table.

Three months or less	$3,320,004
Over three through six months	509,687
Over six through twelve months	807,416
Over twelve months	3,219,049

Total	$7,856,156

Federal Home Loan Bank Advances

At December 31, 2008 we had $11.4 million of advances from the Federal Home Loan Bank (“FHLB”). These advances are secured by a blanket floating lien on all of our assets, including securities, FHLB stock, our deposits with the FHLB, and loans. These advances have current rates as of December 31, 2008 ranging from 0.70% to 3.60%. The advances have maturities ranging from June 2011 to September 2018.

Short-Term Borrowings

As of December 31, 2008, we had a short-term line of credit with correspondent banks to purchase unsecured federal funds totaling $24.7 million.

Until January 28, 2008, we had a line of credit which was guaranteed by our organizers at the prime rate minus 0.50% that was primarily used to fund the organizational and start-up costs of the bank.

Return on Equity and Assets

The following table shows the return on average assets (net loss divided by average total assets), return on average equity (net loss divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the year ended December 31, 2008. Since our inception, we have not paid cash dividends.

Return on average assets	(7.55)%

Return on average equity	(10.80)%

Equity to assets ratio	69.88%

Effect of Inflation and Changing Prices

The effect of relative purchasing power over time due to inflation has not been taken into account in our consolidated financial statements. Rather, our financial statements have been prepared on an historical cost basis in accordance with generally accepted accounting principles.

Unlike most industrial companies, our assets and liabilities are primarily monetary in nature. Therefore, the effect of changes in interest rates will have a more significant impact on our performance than will the effect of changing prices and inflation in general. In addition, interest rates may generally increase as the rate of inflation increases, although not necessarily in the same magnitude.

Off-Balance Sheet Risk

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At December 31, 2008, we had issued but unused commitments to extend credit of $6,871,471 through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

Our primary sources of liquidity are deposits, borrowings, scheduled repayments on our loans, and interest and repayment on our securities. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. Occasionally, we might sell securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and deposits due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. As of December 31, 2008, our primary source of liquidity included our securities portfolio, lines of credit available with correspondent banks totaling $24,700,000, and additional advances with the Federal Home Loan Bank of Atlanta. We believe our liquidity levels are adequate to meet our operating needs.

Capital Resources

Total shareholders’ equity was $31.5 million at December 31, 2008. Shareholders’ equity is comprised of proceeds from the completion of our initial public offering which raised $34,191,543, net of offering expenses. Of the proceeds, $26,000,000 was used to capitalize the bank. We retained the remaining offering proceeds to provide additional capital for investment in the bank, if needed, or to fund other activities which may from time to time be considered appropriate investments of capital at some point in the future. Equity was reduced by the net loss for the year ended December 31, 2008 of $3,164,924, and partially offset by unrealized gains on investment securities of $317,181, net of tax.

The Federal Reserve and bank regulatory agencies require bank holding companies and depository institutions to maintain regulatory capital requirements at adequate levels based on a percentage of assets and off-balance sheet exposures. However, under the Federal Reserve Board’s guidelines, we believe we are a “small bank holding company,” and thus qualify for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. Regardless, we still maintain levels of capital on a consolidated basis which qualifies us as “well capitalized” under the Federal Reserve’s capital guidelines.

Nevertheless, the bank is subject to regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Under the capital adequacy guidelines, the bank is required to maintain a certain level of Tier 1 and total risk-based capital to risk-weighted assets. At least half of the bank’s total risk-based capital must be comprised of Tier 1 capital, which consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. The remainder may consist of Tier 2 capital, which is subordinated debt, other preferred stock and the general reserve for loan losses, subject to certain limitations. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset. The bank is also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.

To be considered “adequately capitalized” under the various regulatory capital requirements administered by the federal banking agencies the bank must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, the bank must maintain a minimum Tier 1 leverage ratio of at least 4%. To be considered “well-capitalized,” the bank must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. For the first three years of operation, during the bank’s “de novo” period, the bank will be required to maintain a leverage ratio of at least 8%. The bank exceeded its minimum regulatory capital ratios as of December 31, 2008, as well as the ratios to be considered “well capitalized.”

The following table sets forth the bank’s various capital ratios at December 31, 2008.

Bank
Total risk-based capital	53.84%

Tier 1 risk-based capital	52.98%

Leverage capital	46.10%

We believe that our capital is sufficient to fund the activities of the bank in its initial stages of operation and that the rate of asset growth will not negatively impact the capital base. As of December 31, 2008, there were no significant firm commitments outstanding for capital expenditures.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was enacted. Under the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities, and other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Department of Treasury announced the Capital Purchase Program under the EESA, pursuant to which the Treasury intends to make senior preferred stock investments in participating banks, thrifts and bank holding companies that will qualify as Tier I capital. While the Company completed the TARP application process, we have subsequently decided that we will not participate in this program.

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

Income Taxes. We use assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in its financial statements and income tax returns, and income tax expense. Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations. Management exercises judgment in evaluating the amount and timing of recognition of resulting tax liabilities and assets. These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change. A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realization of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future income (in the near-term based on current projections), and tax planning strategies.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to make an irrevocable election, at specified election dates, to measure eligible financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The provisions of this statement are effective as of the beginning of the first fiscal year that begins after November 15, 2007. We do not expect the adoption of SFAS 159 to have any material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment to ARB No. 51.” SFAS 160 changes the accounting and reporting for minority interest, which will be re-characterized as non-controlling interest and classified as a component of equity. The provisions of this statement are effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS 160 to have any material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141(revised 2007), “Business Combinations. SFAS 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, reacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS 141(R), changes in an entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. The provisions of this statement are effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS 141(R) to have a material impact on our financial position, results of operations or cash flows.

In March 2008, The FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment to SFAS 133,” intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company believes the adoption of SFAS 161 will not have a material impact on its financial statements.

In May 2008, the FASB issued FASB statement No. 162 (SFAS 162), “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The implementation of this standard will not have any impact on the Company’s consolidated financial statements.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is not Active.” FSP 157-3 clarifies the application of SFAS 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate (SFAS 154, Accounting Changes and Error Corrections). The disclosure provisions of SFAS 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The Company’s adoption of FSP 157-3 did not have a material impact on its financial position, results of operations and cash flows

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (FSP 133-1 and FIN 45-4).” FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. FSP 133-1 and FIN 45-4 also clarifies that the disclosure requirements of SFAS 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The implementation of FSP 133-1 and FIN 45-4 will not have a material impact on our consolidated financial position and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because the company is a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

TOUCHMARK BANCSHARES, INC.

Report of Independent Registered Public Accounting Firm	34

Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007	35

Consolidated Statements of Operations for the year ended December 31, 2008 and for the period April 3, 2007, date of inception, to December 31, 2007	36

Consolidated Statements of Comprehensive Loss for the year ended December 31, 2008 and for the period from April 3, 2007, date of inception, to December 31, 2007	37

Consolidated Statements of Changes in Shareholders’ Equity for the year ended December 31, 2008 and the period April 3, 2007, date of inception, to December 31, 2007	38

Consolidated Statements of Cash Flows for the year ended December 31, 2008 and for the period from April 3, 2007, date of inception, to December 31, 2007	39

Notes to Consolidated Financial Statements	40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Touchmark Bancshares, Inc. and Subsidiary

Norcross, Georgia

We have audited the consolidated balance sheets of Touchmark Bancshares, Inc. and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Touchmark Bancshares, Inc. and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Touchmark Bancshares, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2008 included under Item 9A(T) “Controls and Procedures” in Touchmark Bancshares, Inc. and subsidiary’s Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

Atlanta, Georgia

March 25, 2009

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2008 and 2007

	2008	2007
ASSETS
Cash and due from banks	$1,029,163	$—
Federal funds sold	1,297,000	—
Interest-bearing accounts with other banks	4,073,041	—
Investment securities:
Securities available for sale	24,978,686	—
Securities held to maturity, fair value approximates $2,485,527 and $0, respectively	2,472,490	—
Restricted stock	1,329,550	—
Loans receivable, less allowance for loan losses of $401,890 and $0, respectively	31,553,475	—
Accrued interest receivable	430,972	—
Deferred stock issuance costs	—	186,204
Premises and equipment	3,873,011	2,655,125
Other assets	165,162	68,291

Total assets	$71,202,550	$2,909,620

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Deposits:
Non-interest bearing demand	$1,792,137	$—
Interest-bearing	25,984,513	—

Total deposits	27,776,650	—
Accrued interest payable	28,998	12,899
Line of credit	—	575,000
Advances from organizers, net of discount	—	980,000
Note payable	—	2,450,000
Federal Home Loan Bank advances	11,400,000	—
Other liabilities	513,033	235,176

Total liabilities	39,718,681	4,253,075

Shareholder’s Equity
Preferred stock, no par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 3,470,391 and 10 issued and outstanding, respectively	34,704	—
Paid in capital	35,683,412	43,049
Accumulated deficit	(4,551,428)	(1,386,504)
Accumulated other comprehensive income	317,181	—

Total shareholder’s equity	31,483,869	(1,343,455)

Total liabilities and shareholder’s equity	$71,202,550	$2,909,620

See notes to the consolidated financial statements

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Consolidated Statements of Operations

Year ended December 31, 2008 and the period

April 3, 2007, Date of Inception, to December 31, 2007

	December 31, 2008	April 3, 2007, Date of Inception to December 31, 2007
Interest income:
Loans, including fees	$698,745	$—
Investments	1,344,249	—
Federal funds sold	124,455	—

Total interest income	2,167,449	—

Interest expense:
Deposits	188,697	—
Federal Home Loan Bank advances	158,788	—
Federal funds purchased and repurchase agreements	17,714	63,697

Total interest expense	365,199	63,697

Net interest income (expense)	1,802,250	(63,697)
Provision for loan losses	401,890	—

Net interest income (expense) after provision for loan losses	1,400,360	(63,697)

Noninterest income
Service charges on deposit accounts and other fees	13,941	—
Gain on sale of securities available for sale	96,979	—

Total noninterest income	110,920	—

Noninterest expense:
Salaries and employees benefits	3,438,216	831,416
Occupancy and equipment	318,683	57,557
Other operating expense	919,305	433,834

Total noninterest expense	4,676,204	1,322,807

Net loss	$(3,164,924)	$(1,386,504)

Basic losses per share	$(1.00)	$(138,650)

Dividends per share	$—	$—

See notes to the consolidated financial statements

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Consolidated Statements Comprehensive Loss

Year ended December 31, 2008 and the period

April 3, 2007, Date of Inception, to December 31, 2007

	December 31, 2008	April 3, 2007, Date of Inception to December 31, 2007
Net loss	$(3,164,924)	$(1,386,504)
Other comprehensive income:
Unrealized gains on securities available for sale arising during period, net of taxes of ($188,266) and $0	382,157	—
Reclassification adjustment for gains realized in net loss net of taxes $32,003	(64,976)	—

Other comprehensive income	317,181	—

Comprehensive loss	$(2,847,743)	$(1,386,504)

See notes to the consolidated financial statements

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

Year ended December 31, 2008 and the period

April 3, 2007, Date of Inception to December 31, 2007

	Outstanding Shares of Common Stock	Common Stock Par Value	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, April 3, 2007 (Date of Inception)	$—	$—	$—	$—	$—	$—
Issuance of common stock	10	—	100	—	—	100
Imputed interest on organizer advances	—	—	42,949	—	—	42,949

Net loss	—	—	—	(1,386,504)	—	(1,386,504)

Balance, December 31, 2007	10	—	43,049	(1,386,504)	—	(1,343,455)
Issuance of common stock	3,470,381	34,704	34,669,106	—	—	34,703,810

Stock issuance costs	—	—	(512,267)	—	—	(512,267)
Stock based compensation expense	—	—	1,483,524	—	—	1,483,524

Net loss	—	—	—	(3,164,924)	—	(3,164,924)
Change in unrealized gain on securities available for sale, net	—	—	—	—	317,181	317,181

Balance, December 31, 2008	3,470,391	$34,704	$35,683,412	$(4,551,428)	$317,181	$31,483,869

See notes to the consolidated financial statements

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

Year ended December 31, 2008 and the period

April 3, 2007, Date of Inception, to December 31, 2007

	December 31, 2008	April 3, 2007, Date of Inception to December 31, 2007
Cash flow from operating activities:
Net loss	$(3,164,924)	$(1,386,504)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	138,052	18,599
Net amortization (accretion)	(7,092)	42,949
Gain on sale of securities available for sale	(96,979)	—
Provision for loan losses	401,890	—
Stock based compensation expense	1,483,524	—
Increase in interest receivable	(430,972)	—
Increase in interest payable	16,099	12,899
Decrease (increase) in deferred stock issuance costs	186,204	(186,204)
Increase in other assets	(96,871)	(68,291)
Increase in other liabilities	121,633	171,915

Net cash used by operating activities	(1,449,436)	(1,394,637)

Cash flow from investing activities:
Increase in federal funds sold	(1,297,000)	—
Increase in interest bearing accounts with other banks	(4,073,041)	—
Purchase of securities held to maturity	(2,466,830)	—
Purchase of securities available for sale	(32,574,151)	—
Proceeds from paydowns of securities available for sale	664,084	—
Proceeds from sales of securities available for sale	7,503,197	—
Purchase of restricted stock	(1,329,550)	—
Net increase in loans	(31,955,365)	—
Purchase of premises and equipment	(1,355,938)	(2,673,724)

Net cash used by investing activities	(66,884,594)	(2,673,724)

Cash flow from financing activities:
Net increase in deposits	27,776,650	—
Advances from overdrafts	—	63,261
Organizer advances (repayments)	(980,000)	980,000
Advances (repayment) of line of credit	(575,000)	575,000
Advances (repayment) of note payable	(2,450,000)	2,450,000
Proceeds from Federal Home Loan Bank advances	11,400,000	—
Stock issuance costs	(512,267)	—
Proceeds from sale of common stock	34,703,810	100

Net cash provided by financing activities	69,363,193	4,068,361

Net change in cash	1,029,163	—
Cash at the beginning of the period	—	—

Cash at the end of the period	$1,029,163	$—

Supplemental disclosures of cash flow information – Interest paid	$349,100	$7,849

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accounting and reporting policies of Touchmark Bancshares, Inc. conform to generally accepted accounting principles and with general practices within the banking industry. The following is a description of the more significant of those policies that the Company follows in preparing and presenting its financial statements.

Reporting Entity and Nature of Operations

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

To capitalize the Bank, the Company offered a minimum of 3,125,000 shares and a maximum of 4,156,250 shares of common stock of the Company at $10 per share. The Company was required to sell the minimum number of shares in order to meet regulatory conditions for final approval of its charter. The organizers, directors and executive officers of the Company purchased 1,238,433 shares of common stock at $10 per share in the offering. The Company completed the stock offering in March 2008. The Company issued 3,470,391 shares for a total of $34,703,910. Offering expenses of $512,267 were netted against these proceeds. Additionally, the Company initially capitalized the Bank with $26,000,000 of the proceeds from the stock offering.

The Bank operates three branches in Norcross, Duluth, and Doraville, Georgia. The Bank’s primary source of revenue is derived from providing loans to customers within its geographical area. The Bank’s earnings are primarily dependent upon its net interest income, which is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (“interest rate spread”) and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities outstanding. The Company’s interest rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand and deposit flows. The Company, like other community banks, is vulnerable to an increase in interest rates to the extent that interest-bearing liabilities mature or reprice more rapidly than interest-earning assets.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans, fair market value of securities and financial instruments, and the valuation of deferred tax assets. In connection with the determination of the allowances for losses on loans management obtains independent appraisals for significant properties.

Management believes that the allowance for losses on loans is adequate. While management uses available information to recognize losses on loans, future additions to the allowances may be necessary based on changes in local economic conditions.

In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowances for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowance for losses on loans may change materially in the near term.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks. Cash flows from deposits, Federal funds purchased or sold, and renewals and extensions of loans are reported net.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Investment Securities

Debt securities that management has the positive intent and the Company has the ability to hold to maturity are classified as securities held to maturity and are recorded at amortized cost. Securities not classified as securities held to maturity, including equity securities with readily, determinable fair values, are securities available for sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss).

Purchase premiums and discounts are recognized in interest income using methods approximating the interest method over the terms of the securities. A decline in the market value of any available for sale or held to maturity security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Realized gains and losses for securities classified as available for sale and held to maturity are included in earnings and are derived using the specific identification method for determining the amortized cost of securities sold.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan losses, deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest credited to income on a daily basis based upon the principal amount outstanding.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Loans are returned to accrual status when all the principal and interest amounts contractually due are reasonably assured of repayment within a reasonable time frame.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Loans Receivable (continued)

The allowance for loan losses is established through provisions for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes the collection of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance for loan losses is maintained at a level believed adequate by management to absorb loan losses based upon evaluations of known and inherent risks in the loan portfolio.

Due to our limited operating history, the loans in our loan portfolio and our lending relationships are of very recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Management’s periodic evaluation of the adequacy of the allowance is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors.

This evaluation is inherently subjective, as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on impaired loans.

Specific allowances for losses are established for large impaired loans on an individual basis. The specific allowance established for these loans is based on a thorough analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the loan’s estimated market value, or the estimated fair value of the underlying collateral. General allowances are established for non-impaired loans. The general component is based on historical loss experience adjusted for qualitative factors. The qualitative factors consider credit concentrations, recent levels and trends in delinquencies and nonaccrual, growth in the loan portfolio and other economic and industry factors. The occurrence of certain events could result in changes to the loss factors. Accordingly, these loss factors are reviewed periodically and modified as necessary.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Loans Receivable (continued)

Unallocated allowances relate to inherent losses that are not otherwise evaluated in the first two elements. The qualitative factors associated with unallocated allowances are subjective and require a high degree of management judgment. These factors include the inherent imprecision in mathematical models and credit quality statistics, recent economic uncertainty, losses incurred from recent events, and lagging or incomplete data.

Foreclosed Real Estate

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less selling costs at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. As of December 31, 2008, the Company had no foreclosed real estate.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation, computed principally on the straight-line method over the estimated useful lives of the assets.

Maintenance and repairs that do not extend the useful life of the premises and equipment are charged to expense. The useful lives of premises and equipment are as follows:

Asset Type	Estimated Useful Life
Leasehold improvements	lease term
Furniture, fixtures and equipment	3-9 years

Restricted Stock

Restricted stock consists of Federal Reserve and Federal Home Loan Bank (FHLB) stock, which represents an equity interest in these entities and is recorded at cost. These stocks do not have a readily determinable fair value because ownership is restricted and lacks a market.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Income Taxes

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

Comprehensive Loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

Stock Based Compensation

The Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment. Upon issuance of share based payment awards, compensation cost is recognized in the consolidated financial statements of the Company for all share-based payments granted, based on the grant date fair value estimated in accordance with the provision of Statement 123(R). Statement 123(R) requires recognition of expense equal to the fair value of the awards over the requisite service period of the awards.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Net Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted earnings (losses) per share are computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and warrants. Weighted average shares outstanding for the year ended December 31, 2008 were 3,172,976. Basic losses per share for the year ended December 31, 2008 was $1.00. Weighted average shares outstanding for the period ended December 31, 2007 were 10, and basic losses per share for the period ended December 31, 2007 was $138,650. Diluted earnings per share is not presented, as the current net loss would result in an anti-dilutive calculation.

Financial Instruments

In the ordinary course of business the Company enters into off balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

Fair Values of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices, if available, are utilized as estimates of the fair values of financial instruments. Since no quoted market prices exist for a significant part of the Company’s financial instruments, the fair values of such instruments have been derived based on management’s assumptions, the estimated amount and timing of future cash flows and estimated discount rates.

The estimation methods for individual classifications of financial instruments are described in Note 13. Different assumptions could significantly affect these estimates. Accordingly, net realizable values could be materially different from the estimates presented. In addition, the estimates are only indicative of the value of individual financial instruments and should not be considered an indication of the fair value of the combined Company.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Reclassifications

Certain amounts as reported in 2007 have been reclassified in 2008 for consistency in presentation.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 141(R) (SFAS 141(R)), Business Combinations, which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company believes the adoption of SFAS 141(R) will not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, SFAS 160 amends SFAS No. 128, Earnings per Share; so that earnings-per-share data will continue to be calculated the same way those data were calculated before SFAS 160 was issued. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company believes the adoption of SFAS 160 will not have a material impact on its financial statements.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Recent Accounting Pronouncements (continued)

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

In May 2008, the FASB issued FASB statement No. 162 (SFAS 162), The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The implementation of this standard will not have any impact on the Company’s consolidated financial statements.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is not active. FSP 157-3 clarifies the application of FAS Statement 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate (SFAS 154, Accounting Changes and Error Corrections). The disclosure provisions of SFAS 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The Company’s adoption of FSP 157-3 did not have a material impact on its financial position, results of operations and cash flows

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Recent Accounting Pronouncements (continued)

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. FSP 133-1 and FIN 45-4 also clarifies that the disclosure requirements of SFAS 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The implementation of FSP 133-1 and FIN 45-4 will not have a material impact on our consolidated financial position and results of operations.

2.	INVESTMENT SECURITIES:

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities available for sale at December 31, 2008, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$8,939,435	$194,805	$—	$9,134,240
Corporate bonds	2,477,319	144,531	—	2,621,850
Mortgage-backed securities	13,088,527	142,723	(8,654)	13,222,596

	$24,505,281	$482,059	$(8,654)	$24,978,686

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities held to maturity at December 31, 2008, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$2,472,490	$24,115	$(11,078)	$2,485,527

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

2.	INVESTMENT SECURITIES:

The amortized cost and estimated fair value of investment securities available for sale and held to maturity at December 31, 2008, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available For Sale		Securities Held To Maturity
	Amortized	Estimated Fair	Amortized	Estimated Fair
Due in one year or less	$—	$—	$497,667	$497,955
Due after one year but less than five years	—	—	1,974,823	1,987,572
Due after five years but less than ten years	4,226,945	4,390,485	—	—
Due after ten years	20,278,336	20,588,201	—	—

	$24,505,281	$24,978,686	$2,472,490	$2,485,527

For the purpose of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

Proceeds from sales and maturities of securities available for sale during 2008 were $8,167,281. The Company realized gross gains of $96,979 and no gross losses on sales during 2008.

The Company had no proceeds from sales or maturities of securities held to maturity during 2008.

Securities with a carrying value of $12,101,284 and fair value of $12,335,941 at December 31, 2008 were pledged to secure public deposits and for other purposes required, or permitted by law.

Taxable interest income on investments was $1,344,249 for the year ended December 31, 2008.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

2.	INVESTMENT SECURITIES:

Information pertaining to securities with gross unrealized losses at December 31, 2008 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than Twelve Months		More than Twelve Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agency securities	$—	$—	$—	$—
Mortgage-backed securities - available for sale	(8,654)	1,008,814	—	—
Corporate bonds – held to maturity	(11,078)	541,392	—	—

	$(19,732)	$1,550,206	$—	$—

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At December 31, 2008, the two debt securities with unrealized losses depreciated 1.26% from the Company’s amortized cost basis. These securities are primarily guaranteed by either U.S. Government corporations, U.S. Government agencies. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES:

The composition of loans as of December 31, 2008 is summarized as follows:

Construction and development	$6,788,845
Other real estate	22,751,621
Commercial and industrial	1,059,864
Other	1,495,793

32,096,123
Unearned fees	(140,758)
Allowance for loan losses	(401,890)

Loans, net	$31,553,475

Changes in the allowance for loan losses during 2008 are as follows:

Balance, beginning of year	$—
Provision charged to operations	401,890
Loans charged off	—
Recoveries	—

Balance, end of year	$401,890

The following is a summary of information pertaining to impaired loans, nonaccrual loans and past due loans as of and for the year ended December 31, 2008:

Impaired loans without a valuation allowance	$0.0
Impaired loans with a valuation allowance	0.0

Total impaired loans	$0.0

Valuation allowance related to impaired loans	$0.0

Average investment in impaired loans	$0.0

Interest income recognized on impaired loans	$0.0

Interest forgone on impaired loans	$0.0

Nonaccrual loans	$0.0

Loans past due ninety days or more and still accruing	$0.0

No loans were transferred to foreclosed real estate in 2008.

The Company has no commitments to loan additional funds to borrowers of impaired or nonaccrual loans.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

4.	PREMISES AND EQUIPMENT:

Major classifications of these assets are summarized as follows:

	December 31, 2008	December 31, 2007
Land	$2,409,023	$2,409,023
Leasehold improvements	638,971	34,915
Furniture, fixtures and equipment	981,668	229,786

	4,029,662	2,673,724
Accumulated depreciation	(156,651)	(18,599)

Premises and equipment, net	$3,873,011	$2,655,125

Depreciation expense for the years ended December 31, 2008 and 2007, was $138,052 and $18,599, respectively.

5.	DEPOSITS:

Deposit account balances at December 31, 2008 are summarized as follows:

Non-interest-bearing demand	$1,792,137
Interest bearing demand	15,318,456
Savings	31,301
Time, $100,000 and over	7,856,156
Other time	2,778,600

Total deposits	$27,776,650

Time deposits listed above include $2,797,000 in brokered certificates of deposit.

At December 31, 2008, the scheduled maturities of time deposits are as follows:

Year ending December 31,
2009	$6,487,034
2010	2,707,387
2011	150,532
2012	1,000,000
2013	289,803

$10,634,756

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

6.	LEASES:

The Company entered into a lease, which commenced May 2007 and has an initial term of thirty-nine months, for its headquarters. During 2008, the Company signed an agreement to expand the rented space and to extend the lease until November 30, 2011. The lease contains multiple rental holiday provisions throughout the term of the lease. Current monthly rental payment is $7,410, which will escalate periodically during the lease term.

The Company entered into an agreement to lease a branch location for a term of sixty-seven months, with the lease commencing in January 2008. This lease contains a rental holiday for the first seven months of the lease and thereafter requires monthly rental payments, which begin at $4,771 per month and escalate periodically.

The Company entered into an agreement to lease a branch location for a term of sixty months, with the lease commencing in October 2008. This lease contains a partial rental holiday for the first six months of the lease and thereafter requires monthly rental payments of $10,129 which escalate periodically.

The minimum lease payments not including common area cost allocation under these leases are as follows:

2009	$279,699
2010	298,515
2011	299,911
2012	203,442
2013	144,618
Thereafter	—

$1,226,185

7.	FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS:

Advances from the Federal Home Loan Bank (FHLB) are summarized as follows:

Interest Rate	Fixed/Variable	Maturity Date	2008
0.70%	Variable	June 24, 2011	$3,900,000
3.15%	Fixed	March 18, 2013	2,000,000
3.60%	Convertible	September 4, 2018	3,000,000
3.25%	Convertible	September 10, 2018	2,500,000

			$11,400,000

The aggregate of the advances is collateralized by the Company’s FHLB stock, the Company’s deposits with the FHLB, securities and a blanket floating lien on a portion of the Company’s loan portfolio, portions of which can be used to cover any defaults on repayments of advances.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

7.	FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS:

The Company has lines of credit with four correspondent banks for overnight borrowings of $24,700,000 at December 31, 2008. The Company had no borrowings on these lines at December 31, 2008. The lines of credit at December 31, 2008 were as follows:

Correspondent Bank	Commitment	Balance Outstanding
Silverton Bank	$10,500,000	$—
Compass Bank	4,200,000	—
Independent Bankers Bank	5,000,000	—
Nexity Bank	5,000,000	—

	$24,700,000	$—

Individually the correspondent banks require the borrowings to be limited to a maximum of 14 consecutive days for Silverton and Compass Bank while Independent Bankers and Nexity Bank have been limited to a maximum of 10 consecutive days.

At December 31, 2007, the Company had a $2,500,000 line of credit with a financial institution to fund organizational expenses, pre-opening expenses and the expenses of the Company’s common stock offering during the development stage, which had an outstanding balance was $575,000. The line of credit was uncollateralized and was guaranteed by 19 of the organizers of the Company. At December 31, 2007, the line had a 6.75% interest rate with interest payable monthly. Additionally at December 31, 2007, the Company had a $2,450,000 note payable, which funded the purchase of land for the Company’s future corporate headquarters. The note payable was collateralized by the land, was guaranteed by 18 of the organizers of the Company, and had an interest rate of 6.75% at December 31, 2007. All outstanding balances on this line of credit and this note payable were paid in full on January 28, 2008 with the proceeds from the initial common stock offering.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

8.	INCOME TAXES:

Since its inception, the Company has incurred net operating losses. The deferred tax benefits, if any, remain unrecorded as their realization is heavily dependent on future taxable income. At December 31, 2008, management does not believe there is sufficient information to determine it is more likely than not that future taxable income will be sufficient to realize the tax benefits for any deductible temporary differences.

The total provision for income taxes in the statement of operations is as follows:

	2008	2007
Currently payable:
Federal	$(640,083)	$(19,728)

Deferred income taxes	(495,633)	(486,483)
Change in valuation allowance	1,135,715	506,211

	$—	$—

The Company’s income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	Years Ended December 31,
	2008	2007
Tax provision at federal statutory rate	$(1,076,074)	$(471,411)
Stock options	51,544	—
State income taxes	(112,436)	(50,115)
Other items, net	1,251	15,315
Valuation allowance	1,135,715	506,211

Income tax expense	$—	$—

The following summarizes the components of deferred taxes at December 31, 2008 and 2007.

	2008	2007
Deferred income tax assets (liabilities):
Allowance for loan losses	$120,362	$—
Pre-opening expenses	485,467	479,425
Net operating loss carryforward	677,691	19,727
Depreciation	(183,825)	7,018
Stock options	488,413	—
Deferred loan fees	53,116	—
Other	702	41

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

Securities available for sale	(156,224)	—

	1,485,702	506,211
Less valuation allowance	(1,641,926)	(506,211)

Deferred tax liabilities, net	$(156,224)	$—

The future tax consequences of the differences between the financial reporting and tax basis of the Company’s assets and liabilities resulted in a net deferred tax asset. A valuation allowance was established for the net deferred tax asset, as the realization of these deferred tax assets is dependent on future taxable income.

The federal and state net operating loss carryfowards will expire beginning in 2027 if not previously utilized.

9.	TRANSACTIONS:

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families, and affiliated companies in which they are principal stockholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At December 31, 2008, these persons and firms were indebted to the Company in the aggregate amount of $5,988,094. Changes in related party loans for the year ended December 31, 2008 are as follows:

Balance, beginning of year	$—
Advances	7,473,566
Repayments	(1,485,472)

Balance, end of year	$5,988,094

These persons and firms had deposits with the Company totaling $2,963,757 at December 31, 2008.

10.	COMMITMENTS AND CONTINGENCIES:

The Company has an employment agreement with its president and chief executive officer, who is also an organizer of the Company. The terms of the agreement are as follows: annual base salary of $200,000, an annual cash bonus as determined by the board of directors, a monthly automobile allowance and various additional benefits. The initial term of the agreement is three years. In the event of a change of control the officer will be entitled to receive the total of one year’s salary plus the previous year’s bonus.

The Company has an employment agreement with its chief financial officer. The terms of the agreement are as follows: annual base salary of $165,000 and an annual cash bonus as determined by the Company’s chief executive officer. The initial term of the agreement is two years. In the event of a change of control the officer will be entitled to receive the total of one year’s salary plus the previous year’s bonus.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

The Company’s nature of business is such that it ordinarily results in a certain amount of litigation. In the opinion of management, there is no litigation in which the outcome will have a material effect on the consolidated financial statements.

The Company does not anticipate any material losses as a result of the commitments and contingent liabilities.

11.	FINANCIAL INSTRUMENTS:

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments can include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Contract Amount December 31, 2008
Financial instruments whose contract amounts represent credit risk:
Unused Commitments to extend credit	$6,871,471
Standby letters of credit	$—

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

11.	FINANCIAL INSTRUMENTS:

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty.

Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

The Company has cash deposits with financial institutions in excess of the insured limitation of the Federal Deposit Insurance Corporation. If any of these financial institutions were not to honor its contractual liability, the Company could incur losses.

12.	FAIR VALUE:

Financial Instruments Measured at Fair Value

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

12.	FAIR VALUE:

Financial Instruments Measured at Fair Value (continued)

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Level 2 inputs are significant other observable inputs other than quoted prices included in Level 1. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market date for the asset or liability, such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are significant unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The only financial instrument that the Company fair values are investment securities available for sale, which fall into Level 2 in the fair value hierarchy. For these securities available for sale, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. The investments in the Company’s portfolio are generally not quoted on an exchange but are actively traded in the secondary institutional markets.

The table below presents the Company’s assets measured at fair value on a recurring basis as of December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets

Investment securities available-for-sale	$—	$24,978,686	$—	$24,978,686

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

12.	FAIR VALUE:

Fair Value of Financial Instruments

The following methods and assumptions that were used by the Company in estimating fair values of financial instruments are disclosed herein:

Cash, federal funds sold, and interest bearing deposits with other banks. The carrying amounts of cash and short-term instruments approximate their fair value due to the relatively short period to maturity of instruments.

Investment securities available-for-sale and held-to-maturity. Fair values for securities, excluding restricted equity securities, are based predominately on quoted market prices. If quoted market prices are not available, fair values are based on quoted market prices of similar instruments.

Restricted stock. The carrying values of restricted equity securities approximate fair values.

Loans receivable. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposits. The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Federal Home Loan Bank (“FHLB”) advances. Fair values of fixed rate FHLB advances are estimated using discounted cash flow analyses based on the Bank’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying values of variable rate FHLB advances approximate fair value.

Accrued interest. The carrying amounts of accrued interest approximate their fair values.

Off-balance-sheet instruments. Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter parties’ credit standings.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

12.	FAIR VALUE:

Fair Value of Financial Instruments (continued)

The Company’s carrying amounts and fair values of financial instruments were as follows:

	December 31, 2008
	In Thousands
	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$1,029	$1,029
Federal funds sold	1,297	1,297
Interest-bearing accounts with other banks	4,073	4,073
Securities available for sale	24,979	24,979
Securities held to maturity	2,472	2,486
Restricted stock	1,330	1,330
Loans receivable	31,553	33,573
Accrued interest receivable	431	431
Financial liabilities:
Deposits	27,777	27,835
FHLB advances	11,400	11,600
Accrued interest payable	29	29
Unrecognized financial instruments:
Unused Commitments to extend credit	6,871	6,871

13.	EMPLOYEE BENEFITS:

The Company has a 401(k) plan covering all employees. Contributions under the 401(k) plan are made by the employee with the Company contributing 100% of the employee deferral up to 3% of the employee’s salary and 50% of the deferral greater than 3% but less than 5% of the employee’s salary. Expenses relating to this plan charged to operations amounted to $55,301 and $0 for 2008 and 2007, respectively.

14.	STOCK BASED COMPENSATION:

Stock Options

During 2008, the Company adopted an Employee Incentive Stock Plan (the Stock Plan). The Stock Plan offers stock awards to key employees to encourage continued employment by facilitating their purchase of an equity interest in the Company. These awards are granted at the discretion of the Board of Directors at an exercise price determined by the Board at the grant date. Options awarded under the Stock Plan have a term of ten years from the date of grant and vest ratably over three years, unless otherwise stated in the award agreement. A total of 191,000 shares have been reserved under the Stock Plan.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

14.	STOCK BASED COMPENSATION:

Stock Options (continued)

During 2008, the Company issued 109,322 options to purchase common stock to employees of the Company and 10,000 options to purchase common stock to a new director. Upon issuance of options, compensation cost was recognized in the consolidated financial statements of the Company for all share-based payments granted, based on the grant date fair value estimated in accordance with the provision of Statement 123(R).

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

Risk-free interest rate	2.93-3.80%
Expected life (years)	6.50
Expected volatility	29.65-38.41%
Expected dividends	0.00%
Expected forfeiture rate	5.00%
Weighted average fair value of options granted	$3.73

The Company recorded stock-based compensation expense related to the options of $118,966 during the year ended December 31, 2008.

At December 31, 2008, there was $303,489 of unrecognized compensation cost related to options outstanding, which is expected to be recognized over a weighted-average period of 2.1 years.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

14.	STOCK BASED COMPENSATION:

Stock Options (continued)

A summary of activity in the Company’s stock option plans is presented below:

	2008
	Option Shares	Average Weighted Exercise Price
Beginning of period	—	$—
Granted	119,322	10.00
Exercised	—	—
Forfeited	1,500	10.00

End of period	117,822	$10.00

Options exercisable at end of period	—

The outstanding options have a weighted average remaining contractual life of approximately 9.14 years as of December 31, 2008. At December 31, 2008, the aggregate intrinsic value of options outstanding and exercisable was $0.

Warrants

Type I (Director) warrants were awarded in recognition of certain directors contributions to the initial capitalization of the Company. The Company awarded only 30,000 Type I warrants due to the majority of warrants issued being Type II. These warrants vest over three years.

Type II (Organizer) warrants were awarded in recognition of the financial risk undertaken by organizers in contributing seed capital and guaranteeing certain liabilities of the Company to fund organizational expenses. Warrants were issued based on the amount of funds each organizer placed at risk, which included seed capital contributed and each organizers pro-rata share of an organizational line of credit and land loan guaranteed. The Company awarded 430,000 Type II warrants, which vested immediately upon issuance.

Type I and Type II warrants have an expiration term of 10 years from the anniversary date. The purchase price of each additional share under the warrant agreement is $10 per share. Each warrant agreement has an anti-dilution clause whereby if the Company subdivides its outstanding shares of common stock into a greater number of shares, or declares and pays a stock dividend, the purchase price of each share shall be proportionately reduced, and the Company shall proportionately increase the number of shares of common stock.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

14.	STOCK BASED COMPENSATION:

Warrants (continued)

Additionally, 12,500 immediately vesting warrants were issued to the organizational consultant during the first quarter of 2008.

At December 31, 2008, there were 472,500 stock warrants outstanding and 442,500 were fully vested.

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

The Company recorded stock-based compensation expense $1,364,558 for the year ended December 31, 2008 related to these warrants.

At December 31, 2008, there was $74,167 of unrecognized compensation cost related to warrants, which is expected to be recognized over a weighted-average period of 2 years. The weighted average remaining contractual life of the warrants outstanding as of December 31, 2008 was approximately 9.1 years. The Company had 442,500 warrants exercisable as of December 31, 2008. At December 31, 2008, the aggregate intrinsic value of warrants outstanding and exercisable was $0.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

15.	REGULATORY MATTERS:

Touchmark National Bank is subject to various capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting principles. The Bank’s capital classification is also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2008, the most recent notification from the Office of Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank subsidiary must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts (in thousands) and ratios are also presented in the following table.

	Actual		For Capital Adequacy Purposes:		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:

Total Capital (to Risk Weighted Assets)	$25,114	53.84%	$3,732	8.0%	$4,665	10.0%

Tier I Capital (to Risk Weighted Assets)	$24,712	52.98%	$1,866	4.0%	$2,799	6.0%

Tier I Capital (to Average Assets)	$24,712	46.10%	$2,144	4.0%	$2,680	5.0%

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

15.	REGULATORY MATTERS:

The Federal Deposit Insurance Corporation published a restoration plan designed to replenish the Deposit Insurance Fund over a period of five years and to increase the deposit insurance reserve ratio, which decreased to 1.01% of insured deposits on June 30, 2008, to the statutory minimum of 1.15% of insured deposits by December 31, 2013. In order to implement the restoration plan, the Federal Deposit Insurance Corporation proposes to change both its risk-based assessment system and its base assessment rates. Assessment rates would increase by seven basis points across the range of risk weightings of depository institutions. Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, including CDARS, increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, lowering premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt.

16.	LIMITATION ON DISTRIBUTIONS:

Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. These restrictions are based on the level of regulatory classified assets, the prior years’ net earnings, and the ratio of equity capital to total assets. The Bank is currently not allowed to pay dividends to the Company until it becomes cumulatively profitable.

17.	OTHER OPERATING EXPENSES

Significant components of other operating expenses are as follows:

	Years Ended December 31,
	2008	2007
Data processing and information technology	$210,669	$3,432
Advertising and marketing	182,319	37,222
Legal	74,498	28,567
Consulting and other professional fees	122,108	245,152
Printing and office supplies	73,525	19,667
Telephone	26,191	9,753

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

18.	CONDENSED FINANCIAL INFORMATION ON TOUCHMARK BANCSHARES, INC (PARENT COMPANY ONLY)

Condensed Balance Sheets

	December 31,
	2008	2007
ASSETS

Federal funds sold	$334,000	$—
Interest-bearing accounts with other banks	3,465,000	—
Investment in subsidiary	25,029,093	—
Deferred stock issuance costs	—	186,204
Premises and equipment	2,409,023	2,655,125
Due from subsidiary	253,198	—
Other assets	—	68,291

Total assets	$31,490,314	$2,909,620

LIABILITIES AND SHAREHOLDER’S EQUITY

Liabilities:
Accrued interest payable	$—	$12,899
Line of credit	—	575,000
Advances from organizers, net of discount	—	980,000
Note payable	—	2,450,000
Other liabilities	6,445	235,176

Total liabilities	6,445	4,253,075

Shareholder’s Equity	31,483,869	(1,343,455)

Total liabilities and shareholder’s equity	$31,490,314	$2 ,909,620

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

18.	CONDENSED FINANCIAL INFORMATION ON TOUCHMARK BANCSHARES, INC (PARENT COMPANY ONLY)

Condensed Statements of Operations

	December 31, 2008	April 3, 2007, Date of Inception to December 31, 2007
Interest income:
Investment income	$291,962	$—
Federal funds sold	7,263	—

Total interest income	309,225	—

Interest expense	—	63,697

Net interest income (expense)	309,225	(63,697)

Noninterest expense:
Salaries and employee benefits	1,420,479	831,416
Occupancy and equipment	11,042	57,557
Other operating expense	238,010	433,834

Total noninterest expense	1,669,531	1,322,807

Net loss before equity in undistributed loss of subsidiary	(1,370,215)	(1,386,504)

Equity in undistributed loss of subsidiary	(1,804,618)	—

Net loss	$(3,164,924)	$(1,386,504)

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

18.	CONDENSED FINANCIAL INFORMATION ON TOUCHMARK BANCSHARES, INC (PARENT COMPANY ONLY)

Condensed Statements of Cash Flows

	December 31, 2008	April 3, 2007, Date of Inception, to December 31, 2007
Cash flow from operating activities:
Net loss	$(3,164,924)	$(1,386,504)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	5,192	18,599
Net amortization (accretion)	—	42,949
Equity in undistributed loss of subsidiary	1,804,618	—
Stock based compensation expense	1,331,924	—
Increase (decrease) in interest payable	(12,899)	12,899
Decrease (increase) in deferred stock issuance costs	186,204	(186,204)
Increase in other assets	(253,993)	(68,291)
Increase (decrease) in other liabilities	(208,174)	171,915

Net cash used by operating activities	(312,052)	(1,394,637)

Cash flow from investing activities:
Investment in subsidiary	(26,000,000)	—
Increase in interest bearing accounts with other banks	(3,465,000)	—
Increase in federal funds sold	(334,000)	—
Purchase of premise and equipment	(75,491)	(2,673,724)

Net cash used by investing activities	(29,874,491)	(2,673,724)

Cash flow from financing activities:
Advances from overdrafts	—	63,261
Organizer advances (repayments)	(980,000)	980,000
Advances (repayment) of line of credit	(575,000)	575,000
Advances (repayment) of note payable	(2,450,000)	2,450,000
Stock issuance costs	(512,267)	—
Proceeds from sale of common stock	34,703,810	100

Net cash provided by financing activities	30,186,543	4,068,361

Net change in cash	—	—
Cash at the beginning of the period	—	—

Cash at the end of the period	$—	$—

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

18.	CONDENSED FINANCIAL INFORMATION ON TOUCHMARK BANCSHARES, INC (PARENT COMPANY ONLY)

Condensed Statements of Cash Flows (continued)

	December 31, 2008	April 3, 2007, Date of Inception, to December 31, 2007
Supplemental disclosures of cash flow information -
Interest paid	$12,899	$7,849

Noncash investing activities -
Stock based compensation expensed at subsidiary	$364,930	$—

Pre-opening expenses allocated to subsidiary	$1,376,595	$—

Assets contributed to subsidiary	$364,930	$—

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2008.

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 15d-15(f). A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the criteria established in a report entitled “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The Company’s registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2009 annual meeting of shareholders to be held on May 20, 2009.

Item 11.	Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2009 annual meeting of shareholders to be held on May 20, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our proxy statement for our 2009 annual meeting of shareholders to be held on May 20, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2009 annual meeting of shareholders to be held on May 20, 2009.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2009 annual meeting of shareholders to be held on May 20, 2009.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following financial statements are located in Item 8 of this report.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007

Consolidated Statements of Operations for the year ended December 31, 2008 and for the period April 3, 2007, date of inception, to December 31, 2007

Consolidated Statements of Comprehensive Loss for the year ended December 31, 2008 and for the period from April 3, 2007, date of inception, to December 31, 2007

Consolidated Statements of Cash Flows for the year ended December 31, 2008 and for the period from April 3, 2007, date of inception, to December 31, 2007

Notes to the Financial Statements

(2) Financial Statement Schedules

These schedules have been omitted because they are not required, are not applicable or have been included in our financial statements.

(3) Exhibits

The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-143840).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2, File No. 333-143840).

4.1	See Exhibits 3.1 and 3.2 for provisions in Touchmark Bancshares, Inc.’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock.

4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2, File No. 333-143840).

10.1	Employment Agreement between Touchmark Bancshares, Inc. and William R. Short dated December 12, 2006 (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form SB-2, File No. 333-143840).*

10.2	Employment Agreement between Touchmark Bancshares, Inc. and Robert. D. Koncerak dated February 20, 2007 (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form SB-2, File No. 333-143840).*

10.3	Form of Organizer Warrant Agreement (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form SB-2, File No. 333-143840).*

10.4	Form of Director Warrant Agreement (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form SB-2, File No. 333-143840).*

10.5	Form of Escrow Agreement between The Bankers Bank and Touchmark Bancshares, Inc. (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form SB-2, File No. 333-143840).

10.6	Consulting Agreement between Interstate Brokers and the organizers dated March 8, 2006 (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form SB-2, File No. 333-143840).*

10.7	Form of Consultant Warrant Agreement (incorporated by reference to Exhibit 10.8 of the

Registration Statement on Form SB-2, File No. 333-143840).*

10.8	Agency Agreement between SAMCO Capital Markets, Inc. and Touchmark Bancshares, Inc., dated January 11, 2008 (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form SB-2, File No. 333-143840).

10.9	Touchmark Bancshares, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 10-Q for the fiscal quarter ended March 31, 2008).*

21	Subsidiaries.

23.1	Consent of Mauldin & Jenkins, LLC

24	Power of Attorney.

31.1	Rule 15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2009	By:	/s/ William R. Short
William R. Short
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: March 30, 2009	By:	/s/ William R. Short
William R. Short
Director, President and Chief Executive Officer
(Principal Executive Officer)

Date: March 30, 2009	By:	/s/ Robert D. Koncerak
Robert D. Koncerak
Chief Financial Officer
(Principal Accounting and Financial Officer)

A majority of the directors of Touchmark Bancshares, Inc. executed a power of attorney appointing William R. Short as their attorney-in-fact, empowering him to sign this report on their behalf. The power of attorney has been filed with the Securities and Exchange Commission under Part IV, Exhibit 24, of this Annual Report on Form 10-K for the year ended December 31, 2008 This report has been signed below by such attorney-in-fact as of March 30, 2009.

By:	/s/ William R. Short
William R. Short
Attorney-in Fact for Majority of the
Directors of Touchmark Bancshares, Inc.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
21	Subsidiaries.

23.1	Consent of Mauldin & Jenkins, LLC

24	Power of Attorney.

31.1	Rule 15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.