Form 10-Q
period 2009-03-31
Touchmark Bancshares, Inc.
filed 2009-05-15
CIK 1403008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission file number 000-53655

TOUCHMARK BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Georgia	20-8746061
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

3740 Davinci Court, Suite 150

Norcross, Georgia 30092

(Address of principal executive offices)

(770) 407-6700

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  YES    ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 3,470,391 shares of common stock, par value $.01 per share, outstanding as of April 30, 2009.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Condensed Consolidated Balance Sheets

March 31, 2009 and December 31, 2008

	(unaudited) March 31, 2009	December 31, 2008
ASSETS
Cash and due from banks	$2,086,058	$1,029,163
Federal funds sold	1,926,000	1,297,000
Interest-bearing accounts with other banks	4,508,854	4,073,041
Investment securities:
Securities available for sale	26,966,326	24,978,686
Securities held to maturity, fair value approximates $5,944,198, and $2,485,527, respectively	6,004,302	2,472,490
Restricted stock	1,403,500	1,329,550
Loans, less allowance for loan losses of $505,155, and $401,890, respectively	39,749,055	31,553,475
Accrued interest receivable	409,765	430,972
Premises and equipment	3,833,856	3,873,011
Other assets	196,993	165,162

Total assets	$87,084,709	$71,202,550

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits:
Non-interest bearing demand	$2,376,661	$1,792,137
Interest-bearing	41,620,203	25,984,513

Total deposits	43,996,864	27,776,650
Accrued interest payable	103,157	28,998
Federal Home Loan Bank advances	11,400,000	11,400,000
Other liabilities	379,661	513,033

Total liabilities	55,879,682	39,718,681

Shareholders’ Equity
Preferred stock, no par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 3,470,391 issued and outstanding	34,704	34,704
Paid in capital	35,727,518	35,683,412
Accumulated deficit	(5,090,733)	(4,551,428)
Accumulated other comprehensive income	533,538	317,181

Total shareholders’ equity	31,205,027	31,483,869

Total liabilities and shareholders’ equity	$87,084,709	$71,202,550

See notes to the consolidated financial statements

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Operations and Comprehensive Loss

Three months ended March 31, 2009 and 2008

(Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Interest income:
Loans, including fees	$530,065	$4,604
Investment income	412,754	307,001
Federal funds sold	980	89,928

Total interest income	943,799	401,533

Interest expense:
Deposits	310,475	1,346
Federal Home Loan Bank advances	69,862	2,446
Other borrowings	249	—

Total interest expense	380,586	3,792

Net interest income	563,213	397,741
Provision for loan losses	103,265	16,905

Net interest income after provision for loan losses	459,948	380,836

Noninterest income:
Service charges on deposit accounts and other fees	3,859	—
Gain on sale of securities available for sale	129,644	—

Total noninterest income	133,503	—

Noninterest expense:
Salaries and employee benefits	689,272	1,679,812
Occupancy and equipment	151,553	51,158
Other operating expense	291,931	164,687

Total noninterest expense	1,132,756	1,895,657

Net loss	$(539,305)	$(1,514,821)
Other comprehensive income:
Unrealized holding gains arising during the period	452,564	195,455
Reclassification adjustment for gain realized in net income	(129,644)	—
Tax effect	(106,563)	(64,500)

Other comprehensive income	216,357	130,955

Comprehensive loss	$(322,948)	$(1,383,866)

Basic loss per share	$(0.16)	$(0.67)

Dividends per share	$—	$—

See notes to the consolidated financial statements

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

Three months ended March 31, 2009 and 2008

(Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Cash flows from operating activities:
Net loss	$(539,305)	$(1,514,821)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	56,549	25,921
Net amortization (accretion)	(1,284)	(620)
Provision for loan losses	103,265	16,905
Gain on sale of securities available for sale	(129,644)	—
Stock compensation expense	44,106	1,337,858
Decrease (increase) in interest receivable	21,207	(119,247)
Increase in interest payable	74,159	3,094
Decrease in deferred stock issuance costs	—	186,204
Increase in other assets	(31,831)	(15,367)
Decrease in other liabilities	(239,935)	(216,243)

Net cash used by operating activities	(642,713)	(296,316)

Cash flows from investing activities:
Purchase of federal funds sold	(629,000)	(7,582,000)
Increase in interest bearing accounts with other banks	(435,813)	(30,965)
Purchase of securities held to maturity	(4,031,812)	—
Purchase of securities available for sale	(11,167,885)	(20,620,886)
Proceeds from maturities of securities held to maturity	500,000	—
Proceeds from paydowns of securities available for sale	694,110	17,819
Proceeds from sales of securities available for sale	8,939,983	—
Purchase of restricted stock	(73,950)	(921,300)
Net increase in loans	(8,298,845)	(1,351,232)
Purchase of premises and equipment	(17,394)	(525,103)

Net cash used by investing activities	(14,520,606)	(31,013,667)

Cash flows from financing activities:
Net increase in deposits	16,220,214	909,960
Organizer repayments	—	(980,000)
Repayment of line of credit	—	(575,000)
Repayment of note payable	—	(2,450,000)
Proceeds from Federal Home Loan Bank advances	—	2,000,000
Stock issuance costs	—	(380,476)
Proceeds from sale of common stock	—	34,703,810

Net cash provided by financing activities	16,220,214	33,228,294

Net change in cash	1,056,895	1,918,311

Cash at the beginning of the period	1,029,163	—

Cash at the end of the period	$2,086,058	$1,918,311

Supplemental disclosures of cash flow information -
Interest paid	$306,427	$698

See notes to the consolidated financial statements

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(unaudited)

1.	BASIS OF PRESENTATION

The consolidated financial information included for Touchmark Bancshares, Inc. herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. These statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

2.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Touchmark Bancshares, Inc. (the “Company”), a Georgia corporation, was established on April 3, 2007 for the purpose of organizing and managing Touchmark National Bank (the “Bank”). Concurrent with the formation of Touchmark Bancshares, Inc. (formerly known as Touchstone Bancshares, Inc.), Touchmark Bancshares, Inc. acquired certain assets and assumed certain liabilities of Formosa Rose, LLC. The Company is a one-bank holding company with respect to its subsidiary, Touchmark National Bank. The Bank is a national bank, which began operations on January 28, 2008, headquartered in Gwinnett County, Georgia with the purpose of being a community bank in Gwinnett County, Georgia and surrounding areas.

To capitalize the Bank, the Company offered a minimum of 3,125,000 shares and a maximum of 4,156,250 shares of common stock of the Company at $10 per share. The Company was required to sell the minimum number of shares in order to meet regulatory conditions for final approval of its charter. The organizers, directors and executive officers of the Company purchased 1,238,433 shares of common stock, at $10 per share, in the offering. The Company completed the stock offering in March 2008. The Company issued 3,470,391 shares for a total of $34,703,910. Offering expenses of $512,367 were netted against these gross proceeds. Additionally, the Company initially capitalized the Bank with $26,000,000 of the proceeds from the stock offering.

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

Premises and Equipment: Leasehold improvements, furniture and equipment are stated at cost, net of accumulated depreciation. Land is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of premises and equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations. The Company had no capitalized lease obligations at March 31, 2009 or December 31, 2008.

Stock Based Compensation: The Company has adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment. Upon issuance of the Director and Organizer warrants, compensation cost was recognized in the consolidated financial statements of the Company for all share-based payments granted, based on the grant date fair value as estimated in accordance with the provisions of Statement 123(R). Statement 123(R) requires recognition of expense equal to the fair value of the warrant over the vesting period of the warrant.

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions listed in the table below. Expected volatility for the period has been determined by a combination of a calculated value based on expected volatility of similar entities, and on the historical volatility of the Company’s stock. The expected term of warrants granted is based on the short-cut method and represents the period of time that the warrants granted are expected to be outstanding. Expected dividends are based on dividend trends and the market price of the Company’s stock at grant. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Period Ended March 31, 2008
Risk-free interest rate	2.74-3.10%

Expected life (years)	5.00-6.50

Expected volatility	28.25%

Expected dividends	0.00%

Weighted average fair value of warrants granted	$3.04

The Company recorded compensation expense related to the warrants of $8,900 and $1,337,858 for the three months ended March 31, 2009 and 2008, respectively.

At March 31, 2009, there was $65,267 of unrecognized compensation cost related to warrants, which is expected to be recognized over a weighted-average period of 1.8 years. The weighted average remaining contractual life of the warrants outstanding as of March 31, 2009 was approximately 8.9 years. The Company had 452,500 warrants exercisable as of March 31, 2009.

During 2008 the Company issued 109,322 options to purchase common stock to employees of the Company or the Bank and the Company issued 10,000 options to purchase common stock to a new director. Upon issuance of options, compensation cost was recognized in the consolidated financial statements of the Company for all options granted, based on the grant date fair value as estimated in accordance with the provisions of Statement 123(R). Statement 123(R) requires recognition of expense equal to the fair value of the option over the vesting period of the option.

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

For Options Issued Year Ended December 31, 2008
Risk-free interest rate	2.93-3.80%

Expected life (years)	6.50

Expected volatility	29.65-38.41%

Expected dividends	0.00%

Expected Forfeiture rate	5.00%

Weighted average fair value of options granted	$3.73

The Company recorded stock-based compensation expense related to the options of $35,206 and $0 during the three months ended March 31, 2009 and 2008, respectively.

At March 31, 2009, there was $268,283 of unrecognized compensation cost related to options outstanding, which is expected to be recognized over a weighted-average period of 1.9 years. The weighted average remaining contractual life of the options outstanding as of March 31, 2009 was approximately 9.0 years. The Company had 35,874 options exercisable as of March 31, 2009.

Income Taxes: Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities, and gives current recognition to changes in tax rates and laws.

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

The following summarizes the components of deferred taxes at March 31, 2009 and December 31, 2008.

	March 31, 2009	December 31, 2008
Deferred income tax assets (liabilities):

Allowance for loan losses	$159,933	$120,362
Pre-opening expenses	476,851	485,467
Net operating loss carryforward	836,287	677,691
Depreciation	(194,902)	(183,825)
Stock options	488,413	488,413
Securities available for sale	(262,787)	(156,224)
Other	60,054	53,818

	1,563,849	1,485,702
Less valuation allowance	(1,826,636)	(1,641,926)

Deferred tax asset, net	$(262,787)	$(156,224)

Statement of Cash Flows: The statement of cash flows was prepared using the indirect method. Under this method, net loss was reconciled to net cash flows used by operating activities by adjusting for the effects of operating activities.

Cash and Cash Equivalents: For purposes of presentation in the statement of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks.” Cash flows from deposits, federal funds purchased and sold, and originations, renewals and extensions of loans are reported net.

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

As of March 31, 2009:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets

Investment securities available-for-sale	$—	$26,966,326	$—	$26,966,326

Total assets at fair value	$—	$26,966,326	$—	$26,966,326

As of December 31, 2008:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets

Investment securities available-for-sale	$—	$24,978,686	$—	$24,978,686

Total assets at fair value	$—	$24,978,686	$—	$24,978,686

4.	EARNINGS (LOSS) PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted loss per share is computed by dividing net loss by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and warrants. Weighted average shares outstanding for the three months ended March 31, 2009 and 2008 were 3,470,391 and 2,274,192, respectively. Basic loss per share for the three months ended March 31, 2009 and 2008 was $0.16 and $0.67, respectively. Diluted loss per share is not presented, as the current net loss would result in an anti-dilutive calculation.

5.	RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-1 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP FAS 115-1 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-1 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 115-1 and FAS 124-2 to have a material impact on its consolidated financial statements.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (SAB 111). SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. The Company does not expect the implementation of SAB 111 to have a material impact on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion reviews our results of operations and assesses our financial condition. You should read the following discussion and analysis in conjunction with the accompanying condensed consolidated financial statements. The commentary should be read in conjunction with the discussion of forward-looking statements, the consolidated financial statements, and the related notes and the other statistical information included in this report.

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to management. The words “expect,” “estimate,” “anticipate,” and “believe,” as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission (the “SEC”), including, without limitation:

•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment;

•

general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected, resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	the level of our allowance for loan losses and the lack of seasoning of our loan portfolio;

•	the rate of delinquencies and amounts of charge-offs;

•	the rates of loan growth;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	changes in monetary and tax policies;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities;

•	changes in the securities markets; and

•	other risks and uncertainties detailed from time to time in our filings with the SEC.

Overview

The following discussion describes our results of operations for the three months ended March 31, 2009 and also analyzes our financial condition as of March 31, 2009. Touchmark National Bank, our banking subsidiary (the “Bank”), opened for business on January 28, 2008, and the Company was established on April 3, 2007. Our first filing with the SEC was for the quarter ended June 30, 2007. Until January 28, 2008, our principal activities related to our organization, the conducting of our initial public offering and the pursuit of regulatory approvals from the Office of the Comptroller of the Currency (the “OCC”) for our application to charter the bank, the pursuit of approvals from the Federal Reserve to become a bank holding company, and the pursuit of approvals from the Federal Deposit Insurance Corporation (the “FDIC”) for our application for insurance of the deposits of the Bank. We received approval from the FDIC, Federal Reserve, and the OCC in January 2008 and commenced business on January 28, 2008. We completed our stock offering in March 2008, with the issuance of 3,470,391 shares for gross proceeds of $34,703,910, pursuant to an initial closing in January 2008 and a final closing in March 2008. Offering expenses of $512,367 were netted against the gross proceeds. We capitalized the Bank with $26,000,000 of the proceeds from the stock offering. We now have full service offices in Duluth and Doraville in addition to our headquarters in Norcross.

Like most community banks, we derive most of our income from interest we receive on our loans and investments. As we grow, our primary source of funds for making these loans and investments is our deposits, on the majority of which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on these interest-earning assets, and the rate we pay on our interest-bearing liabilities.

There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our earnings. In the following section we have included a detailed discussion of this process.

Results of Operations for the Three Months Ended March 31, 2009 and 2008

We incurred a net loss of $539,305 and $1,514,821 for the three months ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2009, we realized $943,799 in interest income, consisting primarily of $530,065 from loan activities and $413,754 from investment activities. For the three months ended March 31, 2008, we realized $401,533 in interest income, consisting primarily of $396,929 from investment activities and $4,604 from loan activities. The provision for loan loss was $103,265 for the quarter ended March 31, 2009, and $16,905 for the quarter ended March 31, 2008. We anticipate the growth in loans in future quarters will drive the growth in assets and the growth in interest income. The primary sources of funding for our loan portfolio are deposits and Federal Home Loan advances. We incurred interest expense of $310,475 related to deposit accounts, $69,862 related to Federal Home Loan Bank advances, and $249 related to other borrowings during the three months ended March 31, 2009. For the three months ended March 31, 2008, we incurred interest expense of $1,346 related to deposit accounts and $2,446 of interest expense related to Federal Home Loan Bank advances. Included in March 31, 2008 income was $1,337,858 of compensation expense related to warrant grants.

We incurred non-interest expenses of $1,132,756 and $1,895,657 during the three months ended March 31, 2009 and 2008, respectively. Included in non-interest expense for the three months ended March 31, 2009 is $689,272 in salaries and employee benefits, $151,553 of occupancy and equipment expenses, and $291,931 in other expense. The primary components in the other operating expense category for the three months ended March 31, 2009 were $25,920 in legal fees, $54,930 in data processing and IT related services, and $35,779 in advertising and marketing expense.

The non-interest expense incurred in the three months ended March 31, 2008 was $1,895,657. Included in non-interest expense was $1,679,812 in salaries and employee benefits, $51,158 of occupancy and equipment expenses, and $164,687 in other operating expenses. Included in salaries and employee benefits expense for the three months ended March 31, 2008 was $1,300,233 of expenses related to the issuance of warrants to organizers and directors of the Company. Additionally, included in other operating expenses for the quarter ended March 31, 2008 was $37,625 in expense related to warrants issued to the organizational consultant.

The following tables calculate the net yield on earning assets as of March 31, 2009 and 2008. Net yield on earning assets, defined as net interest income annualized, divided by average interest earning assets, was at 2.95% for the first three months of 2009. The net yield dropped from 8.15% at March 31, 2008 to 2.95% at March 31, 2009. This drop is due primarily to the one-time recognition of interest income on escrowed funds which was earned during 2008, and the increase in the Bank’s leverage of earning assets.

For the Period Ended March 31, 2009

(Dollars in thousands)

Description	Avg. Assets/Liabilities	Interest Income/Expense	Yield/Cost
Interest Earning Assets
Federal Funds Sold	$1,437	$1	0.28%
Securities	28,058	370	5.27%
Loans	35,437	530	5.98%
Other	11,580	43	1.49%

Total	$76,512	944	5.00%

Interest Bearing Liabilities
Interest Bearing Demand Deposits	$19,833	158	3.19%
Time Deposits	18,257	152	3.33%
Other Borrowings	11,556	70	2.42%

Total	$49,646	380	3.06%

Net interest income		$564

Net yield on earning assets			2.95%

For the Period Ended March 31, 2008

(Dollars in thousands)

Description	Avg. Assets/Liabilities	Interest Income/Expense	Yield/Cost
Interest Earning Assets
Federal Funds Sold	$11,619	$90	3.10%
Securities	7,468	306	16.39%
Loans	335	5	5.97%
Other	170	1	2.35%

Total	$19,592	402	8.14%

Interest Bearing Liabilities
Interest Bearing Demand Deposits	$82	—	0.00%
Time Deposits	105	1	3.81%
Other Borrowings	308	2	2.60%

Total	$495	3	2.42%

Net interest income		$399

Net yield on earning assets			8.15%

Assets and Liabilities

General

At March 31, 2009, we had total assets of $87,084,709, consisting principally of $32,970,628 in securities, $39,749,055 in net loans, $4,508,854 in interest-bearing accounts with other banks, and $3,833,856 in premises and equipment. Total assets increased $15,882,159 since December 31, 2008 when we had total assets of $71,202,550. These assets consisted of cash and deposits due from banks of $1,029,163, federal funds sold of $1,297,000, interest-bearing accounts with other banks of $4,073,041, securities available for sale of $24,978,686, securities held to maturity $2,472,490, premises and equipment of $3,873,011, net loans of $31,553,475 and accrued interest receivable $430,972, restricted stock of $1,329,550 and other assets of $165,162. Liabilities at March 31, 2009 totaled $55,879,682, consisting principally of $43,996,864 in deposits and $11,400,000 in Federal Home Loan Bank advances. At March 31, 2009, shareholders’ equity was $31,205,027. Liabilities increased $16,161,001 from December 31, 2008. Our liabilities at December 31, 2008 were $39,718,681 and consisted of deposits of $27,776,650, FHLB advances of $11,400,000 and other liabilities of $542,031, including interest payable. Shareholders’ equity at December 31, 2008 was $31,483,869.

Investments

At March 31, 2009, the carrying value of our securities and restricted stock amounted to $34,374,128. This included $21,023,237 in mortgage backed securities, $11,947,391 in corporate bonds and $1,403,500 in restricted equity securities. The restricted equity securities are comprised of stock in the Federal Reserve Bank of Atlanta and the Federal Home Loan Bank of Atlanta. The carrying value of securities and restricted stock increased by $5,593,402 from December 31, 2008 to March 31, 2009. As of December 31, 2008, the carrying value of our securities and restricted stock amounted to $28,780,726.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, we intend to invest a substantial percentage of our earning assets in our loan portfolio. At March 31, 2009, our loan portfolio consisted of $7,116,579 of construction and land development loans, $26,808,613 in other real estate loans, $1,347,207 in consumer loans, $4,840,337 in commercial and industrial loans, and $141,473 in other loans. The interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Loans are returned to accrual status when all the principal and interest amounts contractually due are reasonably assured of repayment within a reasonable time frame. The Bank has not had nonaccrual loans since inception. Additionally, the Bank has not had to charge-off any loan amounts as of March 31, 2009.

Total loans increased during the three months ended March 31, 2009 by $8,195,580 to $39,749,055 at March 31, 2009 from $31,553,475 at December 31, 2008.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $505,155 as of March 31, 2009, an increase of $103,265 from December 31, 2008 when the allowance for loan losses was $401,890. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions regarding current portfolio and economic conditions, which we believe to be reasonable, but which may or may not prove to be accurate. Over time, we will periodically determine the amount of the allowance based on our consideration of several factors, including an ongoing review of the quality, mix and size of our overall loan portfolio, our historical loan loss experience, evaluation of economic conditions and other qualitative factors, specific problem loans and commitments that may affect the borrower’s ability to pay.

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

Deposits

Our primary source of funds for loans and securities is deposits and Federal Home Loan Bank advances. At March 31, 2009, we had $43,996,864 in deposits which consisted primarily of $2,376,661 in non-interest bearing demand deposit accounts, $19,112,832 in time deposits, and $22,507,371 of other interest bearing accounts. Deposits increased $16,220,214 from December 31, 2008 when deposits were $27,776,650 consisting primarily of $1,792,137 in non-interest bearing demand deposit accounts, $10,634,756 in time deposits, and $15,349,757 of other interest bearing accounts.

Liquidity

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. For an operating bank, liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements, while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control.

Our primary sources of liquidity are deposits, borrowings, scheduled repayments on our loans, and interest on and maturities of our securities. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. Occasionally, we might sell securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. As of March 31, 2009, our primary source of liquidity included our securities portfolio, lines of credit available with correspondent banks totaling $23,000,000, and a line of credit with the Federal Home Loan Bank of Atlanta. We believe our liquidity levels are adequate to meet our operating needs.

Off-Balance Sheet Risk

Through the operations of the Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2009, we had issued commitments to extend credit of approximately $9,130,000 through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources

Total shareholders’ equity decreased from $31.5 million at December 31, 2008 to $31.2 million at March 31, 2009.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Regardless, the Bank is “well capitalized” under these minimum capital requirements as set per bank regulatory agencies.

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

At the bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies. To be considered “adequately capitalized” under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%. To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. For the first years of operation, during the Bank’s “de novo” period, the Bank will be required to maintain a leverage ratio of at least 8%. The Bank exceeded its minimum regulatory capital ratios as of March 31, 2009, as well as the ratios to be considered “well capitalized.”

The following table sets forth the Bank’s various capital ratios at March 31, 2009.

Bank
Total risk-based capital	41.79%

Tier 1 risk-based capital	40.95%

Leverage capital	32.28%

We believe that our capital is sufficient to fund the activities of the Bank in its initial stages of operation and that the rate of asset growth will not negatively impact the capital base. As of March 31, 2009, there were no significant firm commitments outstanding for capital expenditures.

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

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Not applicable.

Item 4T.	Controls and Procedures

Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of disclosure controls and procedures as of March 31, 2009 and, based on such evaluation, has concluded that these controls and procedures are effective. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Part II – Other Information

Item 1.	Legal Proceedings

There are no pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Articles of Incorporation (incorporated by reference to Registration Statement on Form SB-2).

3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form SB-2).

3.3	Bylaws (incorporated by reference to Registration Statement on form SB-2).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Rule 15d-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Rule 15d-14(b) under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Touchmark Bancshares, Inc.

Date: May 15, 2009	By:	/s/ William R. Short
William R. Short
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2009	By:	/s/ Robert D. Koncerak
Robert D. Koncerak
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer, pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Rule 15d-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Rule 15d-14(b) under the Securities Exchange Act of 1934.