Form 10-Q
period 2009-06-30
Touchmark Bancshares, Inc.
filed 2009-08-13
CIK 1403008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 3,470,391 shares of common stock, par value $.01 per share, outstanding as of August 10, 2009.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Condensed Consolidated Balance Sheets

June 30, 2009 and December 31, 2008

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Cash and due from banks	$2,541,363	$1,029,163
Federal funds sold	250,000	1,297,000
Interest-bearing accounts with other banks	4,168,132	4,073,041
Investment securities:
Securities available for sale	23,817,270	24,978,686
Securities held to maturity, fair value approximates $9,791,622, and $2,485,527, respectively	9,372,472	2,472,490
Restricted stock	1,399,050	1,329,550
Loans, less allowance for loan losses of $1,105,340, and $401,890, respectively	46,981,242	31,553,475
Accrued interest receivable	425,873	430,972
Premises and equipment	5,478,661	3,873,011
Other assets	191,093	165,162

Total assets	$94,625,156	$71,202,550

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand	$3,960,644	$1,792,137
Interest-bearing	48,884,655	25,984,513

Total deposits	52,845,299	27,776,650
Accrued interest payable	46,106	28,998
Federal Home Loan Bank advances	11,400,000	11,400,000
Other liabilities	259,761	513,033

Total liabilities	64,551,166	39,718,681

Shareholders’ Equity
Preferred stock, no par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 3,470,391 issued and outstanding	34,704	34,704
Paid in capital	35,771,624	35,683,412
Accumulated deficit	(5,852,488)	(4,551,428)
Accumulated other comprehensive income	120,150	317,181

Total shareholders’ equity	30,073,990	31,483,869

Total liabilities and shareholders’ equity	$94,625,156	$71,202,550

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Operations and Comprehensive Loss

Three and Six Months Ended June 30, 2009 and 2008

(Unaudited)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Interest income:
Loans, including fees	$593,876	$73,452	$1,123,941	$78,056
Investment income	439,336	311,023	852,090	618,024
Federal funds sold	43	22,745	1,023	112,673

	1,033,255	407,220	1,977,054	808,753

Interest expense:
Deposits	304,237	17,200	614,712	18,546
Federal Home Loan Bank advances	69,939	22,483	139,801	24,929
Other borrowings	243	—	492	—

	374,419	39,683	755,005	43,475

Net interest income	658,836	367,537	1,222,049	765,278
Provision for loan losses	600,185	108,395	703,450	125,300

Net interest income after provision for loan losses	58,651	259,142	518,599	639,978

Noninterest income:
Service charges on deposit accounts and other fees	7,278	59	11,137	59
Gain on sale of securities available for sale	331,773	—	461,417	—

	339,051	59	472,554	59

Noninterest expense:
Salaries and employee benefits	677,310	534,050	1,366,582	2,213,862
Occupancy and equipment	156,253	60,948	307,806	112,106
Other operating expense	325,894	252,987	617,825	417,674

	1,159,457	847,985	2,292,213	2,743,642

Net loss	$(761,755)	$(588,784)	$(1,301,060)	$(2,103,605)
Other comprehensive loss:
Unrealized holding losses arising during the period	(285,223)	(727,652)	167,341	(532,197)
Reclassification adjustment for gain realized in net loss	(331,773)	—	(461,417)	—
Tax effect	203,608	240,125	97,045	175,625

Other comprehensive loss:	(413,388)	(487,527)	(197,031)	(356,572)

Comprehensive loss	$(1,175,143)	$(1,076,311)	$(1,498,091)	$(2,460,177)

Basic loss per share	$(0.22)	$(0.17)	$(0.37)	$(0.73)

Dividends per share	$—	$—	$—	$—

Condensed Consolidated Statement of Cash Flows

Six Months Ended June 30, 2009 and 2008

(Unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Cash flow from operating activities:
Net loss	$(1,301,060)	$(2,103,605)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	114,270	54,417
Amortization of premium	9,889	(310)
Provision for loan losses	703,450	125,300
Gain on sale of securities available for sale	(461,417)	—
Stock compensation expense	88,212	1,398,183
Decrease (increase) in interest receivable	5,099	(333,950)
Increase in interest payable	17,108	8,389
Decrease in deferred stock issuance costs	—	186,204
Increase in other assets	(25,930)	(81,239)
Decrease in other liabilities	(156,228)	(130,935)

Net cash used by operating activities	(1,006,607)	(877,546)

Cash flow from investing activities:
Sales (purchase) of federal funds sold	1,047,000	(3,221,000)
Increase in interest bearing deposits	(95,091)	(3,381,341)
Purchase of securities held to maturity	(7,351,444)	—
Purchase of securities available for sale	(15,778,215)	(23,486,485)
Proceeds from maturities of securities held to maturity	500,000	—
Proceeds from paydowns of securities available for sale	2,922,430	260,468
Proceeds from sales of securities available for sale	14,126,115	—
Purchase of restricted stock	(69,500)	(1,103,950)
Net increase in loans	(16,131,217)	(9,988,416)
Purchase of premises and equipment	(1,719,920)	(629,570)

Net cash used by investing activities	(22,549,842)	(41,550,294)

Cash flow from financing activities:
Net increase in deposits	25,068,649	6,551,921
Organizer repayments	—	(980,000)
Repayment of line of credit	—	(575,000)
Repayment of note payable	—	(2,450,000)
Proceeds from Federal Home Loan Bank advances	—	5,900,000
Stock issuance costs	—	(512,367)
Proceeds from sale of common stock	—	34,703,910

Net cash provided by financing activities	25,068,649	42,638,464

Net change in cash	1,512,200	210,624
Cash at the beginning of the period	1,029,163	—

Cash at the end of the period	$2,541,363	$210,624

Supplemental disclosures of cash flow information -
Interest paid	$737,895	$35,086

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

June 30, 2009

(unaudited)

1.	BASIS OF PRESENTATION

The consolidated financial information included for Touchmark Bancshares, Inc. herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. These statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading.

The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

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

Allowance for Loan Losses: Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company’s allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Due to our limited operating history, the loans in our loan portfolio and our lending relationships are of very recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail over time.

The process of reviewing the adequacy of the allowance for loan losses requires management to make numerous judgments and assumptions about future events and subjective judgments, including the likelihood of loan repayment, risk evaluation, extrapolation of historical losses of similar banks, and similar judgments and assumptions. If these assumptions prove to be incorrect, charge-offs in future periods could exceed the allowance for loan losses. The increase made during the second quarter was an outcome of our allowance review process.

Premises and Equipment: Leasehold improvements, furniture and equipment are stated at cost, net of accumulated depreciation. Land is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of premises and equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations. The Company had no capitalized lease obligations at June 30, 2009 or December 31, 2008.

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

Period Ended June 30, 2008
Risk-free interest rate	2.74-3.10%
Expected life (years)	5.00-6.50
Expected volatility	28.25%
Expected dividends	0.00%
Weighted average fair value of warrants granted	$3.04

The Company recorded compensation expense related to the warrants of $8,900 and $8,900 for the three months ended June 30, 2009 and 2008, respectively. The Company recorded compensation expense related to the warrants of $17,800 and $1,346,758 for the six months ended June 30, 2009 and 2008, respectively. Warrant expense recognized in the period ended June 30, 2008 includes warrants that fully vested at the time Touchmark National Bank received its charter and opened for business.

At June 30, 2009, there was $56,367 of unrecognized compensation cost related to warrants, which is expected to be recognized over a weighted-average period of 1.5 years. The weighted average remaining contractual life of the warrants outstanding as of June 30, 2009 was approximately 8.6 years. The Company had 452,500 warrants exercisable as of June 30, 2009.

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

For Options Issues Year Ended December 31, 2008
Risk-free interest rate	2.93-3.80%
Expected life (years)	6.50
Expected volatility	29.65-38.41%
Expected dividends	0.00%
Expected Forfeiture rate	5.00%
Weighted average fair value of options granted	$3.73

The Company recorded stock-based compensation expense related to the options of $35,205 and $51,425 during the three months ended June 30, 2009 and 2008, respectively. The Company recorded stock-based compensation expense related to the options of $70,410 and $51,425 during the six months ended June 30, 2009 and 2008, respectively.

At June 30, 2009, there was $233,077 of unrecognized compensation cost related to options outstanding, which is expected to be recognized over a weighted-average period of 1.6 years. The weighted average remaining contractual life of the options outstanding as of June 30, 2009 was approximately 8.6 years. The Company had 35,941 options exercisable as of June 30, 2009.

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

The following summarizes the components of deferred taxes at June 30, 2009 and December 31, 2008.

	June 30, 2009	December 31, 2008
Deferred income tax assets (liabilities):
Allowance for loan losses	$382,980	$120,362
Pre-opening expenses’	468,233	485,467
Net operating loss carry-forward	909,312	677,691
Depreciation	(166,557)	(183,825)
Stock options	488,413	488,413
Securities available for sale	(59,179)	(156,224)
Other	68,368	53,818

	2,091,570	1,485,702
Less valuation allowance	(2,032,391)	(1,641,926)

Deferred tax asset, net	$(59,179)	$(156,224)

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

3.	SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities at June 30, 2009, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale Securities
Corporate bonds	$2,478,024	$—	$(150,382)	$2,327,642
Mortgage-backed securities	21,159,917	347,664	(17,953)	21,489,628

	$23,637,941	$347,664	$(168,335)	$23,817,270

Held to Maturity Securities
Corporate bonds	$9,372,472	$453,093	$(33,943)	$9,791,622

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities at December 31, 2008, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale Securities
U.S. government agencies	$8,939,435	$194,805	$—	$9,134,240
Corporate bonds	2,477,319	144,531	—	2,621,850
Mortgage-backed securities	13,088,527	142,723	(8,654)	13,222,596

	$24,505,281	$482,059	$(8,654)	$24,978,686

Held to Maturity Securities
Corporate bonds	$2,472,490	$24,115	$(11,078)	$2,485,527

The amortized cost and estimated fair value of investment securities available for sale and held to maturity at June 30, 2009, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available For Sale		Securities Held To Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$3,342,452	$3,401,137
Due after one year but less than five years	—	—	6,030,020	6,390,485
Due after five years but less than ten years	3,961,117	3,853,439	—	—
Due after ten years	19,676,824	19,963,831	—	—

	$23,637,941	$23,817,270	$9,372,472	$9,791,622

For the purpose of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

Information pertaining to securities with gross unrealized losses at June 30, 2009 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than Twelve Months		More than Twelve Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$(17,953)	$3,559,747	$—	$—
Corporate bonds	—	—	(150,382)	1,877,600

	$(17,953)	$3,559,747	$(150,382)	$1,877,600

Information pertaining to securities with gross unrealized losses at December 31, 2008 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than Twelve Months		More than Twelve Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agency securities	$—	$—	$—	$—
Mortgage-backed securities	(8,654)	1,008,814	—	—
Corporate bonds	(11,078)	541,392	—	—

	$(19,732)	$1,550,206	$—	$—

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

At June 30, 2009, the Company held four debt securities with unrealized losses depreciated 3.1% from the Company’s amortized cost basis. Three of these securities are primarily guaranteed by either U.S. Government corporations or U.S. Government agencies. One security is a corporate bond for a larger regional U.S. bank. These unrealized losses relate to current interest rates for similar types of securities and are determined to be temporary. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers, (3) structure of the security and (4) Touchmarks’ intent to sell the security or whether its more likely than not that Touchmark would be required to sell the security before its anticipated recovery in market value. At June 30, 2009, management performed its quarterly analysis of all securities with an unrealized loss and concluded no material individual securities were other-than-temporarily impaired.

Touchmark’s other investment securities on the Consolidated Balance Sheets consist solely of restricted equity securities of the Federal Home Loan Bank (“FHLB”) of Atlanta and the Federal Reserve Bank of Atlanta. These securities are carried at cost since they do not have readily determinable fair values due to their restricted nature and Touchmark does not exercise significant influence.

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

The tables below present the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

As of June 30, 2009:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investment securities available-for-sale	$—	$23,817,270	$—	$23,817,270
Total assets at fair value	$—	$23,817,270	$—	$23,817,270

As of December 31, 2008:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investment securities available-for-sale	$—	$24,978,686	$—	$24,978,686
Total assets at fair value	$—	$24,978,686	$—	$24,978,686

Securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. The investments in the Company’s portfolio are generally not quoted on an exchange but are actively traded in the secondary institutional markets.

The following tables present the assets that are measured at fair value on a non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial position at June 30, 2009 and December 31, 2008.

As of June 30, 2009	Quoted Prices in Active Markets for Identical Securities Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Impaired loans	$—	$—	$3,461,924	$3,461,924

We have allocated $492,010 in specific reserves related to 2 impaired loans as of June 30, 2009. $448,260 of the specific reserve total applies to a single loan that is fully reserved. The remaining $43,750 of specific reserve relates to an elevated provision against a second loan that has been placed on non-accrual and is in process of further evaluation. This loan is supported by several collateralized sources of repayment and may be subject to further action after all information sources have been evaluated and a current appraisal is received.

As of December 31, 2008	Quoted Prices in Active Markets for Identical Securities Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Impaired loans	$—	$—	$—	$—

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy. Collateral may include real estate, or business assets including equipment, inventory and accounts receivable. The value of real estate collateral is determined based on an appraisal by qualified licensed appraisers hired by the Company. The value of business equipment is based on an appraisal by qualified licensed appraisers hired by the Company if significant, or the equipment’s net book value on the business’ financial statements. Inventory and accounts receivable collateral are valued based on independent field examiner review or aging reports. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business. Impaired loans are evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

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

Deposit liabilities. The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Federal Home Loan Bank (“FHLB”) advances. Fair values of FHLB advances are estimated using discounted cash flow analyses based on the Bank’s current incremental borrowing rates for similar types of borrowing arrangements.

Accrued interest. The carrying amounts of accrued interest approximate their fair values.

Off-balance-sheet instruments. Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter parties’ credit standings.

The Company’s carrying amounts and fair values of financial instruments were as follows:

	June 30, 2009
	In Thousands
	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$2,541	$2,541
Federal funds sold	250	250
Interest-bearing accounts with other banks	4,168	4,168
Securities available for sale	23,817	23,817
Securities held to maturity	9,372	9,792
Restricted stock	1,399	1,399
Loans receivable	46,981	47,781
Accrued interest receivable	426	426
Financial liabilities:
Deposit liabilities	52,845	52,042
FHLB advances	11,400	11,600
Accrued interest payable	46	46
Unrecognized financial instruments:
Commitments to extend credit	11,179	11,179

5.	EARNINGS (LOSS) PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted loss per share is computed by dividing net loss by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and warrants. Weighted average shares outstanding for the three months ended June 30, 2009 and 2008 were 3,470,391. Basic loss per share for the three months ended June 30, 2009 and 2008 was $0.22 and $0.17, respectively. Weighted average shares outstanding for the six months ended June 30, 2009 and 2008 were 3,470,391 and 2,872,292, respectively. Basic loss per share for the six months ended June 30, 2009 and 2008 was $0.37 and $0.73, respectively. Diluted loss per share is not presented, as the current net loss would result in an anti-dilutive calculation.

6.	SUBSEQUENT EVENTS

Subsequent to June 30, 2009, the Company sold certain held to maturity securities to mitigate exposure risks and to prudently take advantage of extraordinary gains in the portfolio. As a result of selling said securities, accounting rules mandate that all of the company’s held-to-maturity securities be re-characterized as available-for-sale securities for future reporting periods.

Subsequent events have been evaluated through August 13, 2009, which is the date of the financial statements were available to be issued.

7.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. The adoption of FSP FAS 157-4 did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-1 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP FAS 115-1 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-1 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 115-1 and FAS 124-2 did not have a material impact on the consolidated financial statements.

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

On June 29, 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification™ as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superseded. The Company will adopt SFAS 168 for the quarterly period ended September 30, 2009, as required, and adoption is not expected to have a material impact on its financial statements taken as a whole.

On June 12, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”), and SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which change the way entities account for securitizations and special-purpose entities.

SFAS 166 is a revision to FASB SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures.

SFAS 167 is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

Both SFAS 166 and SFAS 167 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of SFAS 166 shall be applied to transfers that occur on or after the effective date. The Company will adopt both SFAS 166 and SFAS 167 on January 1, 2010, as required. Management has not determined the impact adoption may have on the Company’s consolidated financial statements.

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). Under SFAS 165, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. SFAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. SFAS 165 also requires entities to disclose the date through which subsequent events have been evaluated. SFAS 165 was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on its financial statements taken as a whole.

On February 27, 2009, the Board of Directors of the Federal Deposit Insurance Corporation (FDIC) voted to amend the restoration plan for the Deposit Insurance Fund (DIF). The Board also took action to ensure the continued strength of the insurance fund by imposing a special assessment on insured institutions of 20 basis points, implementing changes to the risk-based assessment system, and setting rates beginning the second quarter of 2009. Under the restoration plan approved last October, the Board set a rate schedule to raise the DIF reserve ratio to 1.15 percent within five years. The February 27, 2009 action extends the restoration plan horizon to seven years in recognition of the current significant strains on banks and the financial system and the likelihood of a severe recession. The amended restoration plan was accompanied by a final rule that sets assessment rates and makes adjustments that improve how the assessment system differentiates for risk. Currently, most banks are in the best risk category and pay anywhere from 12 cents per $100 of deposits to 14 cents per $100 for insurance. Under the final rule, banks in this category will pay initial base rates ranging from 12 cents per $100 to 16 cents per $100 on an annual basis, beginning on April 1, 2009.

On May 22, 2009, the FDIC Board of Directors (Board) adopted the final rule on special assessments. The special assessment will be calculated at 5 basis points times each insured depositor institution’s assets minus Tier 1 capital as reported in the report of condition of June 30, 2009. The amount of the special assessment for any institution will not exceed 10 basis points times the institution’s assessment base for the second quarter 2009 risk-based assessment. The special assessment will be collected on September 30, 2009, at the same time the regular quarterly risk-based assessment for the second quarter 2009 are collected. The Board may, by vote, impose an additional special assessment in 2009 of up to 5 basis points on assets minus Tier 1 capital on all insured depository institutions if the Board believes that the reserve ratio of the DIF is estimated to fall to a level that would adversely affect public confidence or to a level which shall be close to or below zero. Any such additional special assessment will not exceed 10 basis points times the institution’s assessment base for the corresponding quarter. The latest possible date for imposing an additional special assessment under the final rule would be December 1, 2009, with collection on March 30, 2010. The Company is currently evaluating the effects of these insurance increases to its financial position and results of operation. Though official notification of the special assessment amount had not been received as of August 12th , the amount is estimated at $14,432.00.

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

Industry Overview

The first six months of 2009 continue to reflect the tumultuous economic conditions which have negatively impacted liquidity and credit quality. Concerns regarding increased credit losses from the weakening economy have negatively affected capital and earnings of most financial institutions. Financial institutions have experienced significant declines in the value of collateral for real estate loans, heightened credit losses, which have resulted in record levels of non-performing assets, charge-offs and foreclosures. In addition, certain financial institutions failed or merged with other institutions during 2008 and during the first six months of 2009, and two of the government sponsored housing enterprises were placed into conservatorship with the U.S. government. The State of Georgia and the Atlanta metropolitan area in particular have gained the unfortunate distinction of experiencing among the highest incidences of bank closures nationwide since the onset of the 2007 financial crisis.

Liquidity in the debt markets remains low in spite of efforts by the U.S. Department of the Treasury (“Treasury”) and the Federal Reserve Bank (“Federal Reserve”) to inject capital into financial institutions. The federal funds rate set by the Federal Reserve has remained at 0.25% since December 2008, following a decline from 4.25% to 0.25% during 2008 through a series of seven rate reductions.

Treasury, the FDIC and other governmental agencies continue to enact rules and regulations to implement the EESA, the Troubled Asset Relief Program (“TARP”), the Financial Stability Plan, the American Recovery and Reinvestment Act (“ARRA”) and related economic recovery programs, many of which contain limitations on the ability of financial institutions to take certain actions or to engage in certain activities if the financial institution is a participant in the TARP Capital Purchase Program or related programs. Future regulations, or enforcement of the terms of programs already in place, may require financial institutions to raise additional capital and result in the conversion of preferred equity issued under TARP or other programs to common equity. There can be no assurance as to the actual impact of the EESA, the FDIC programs or any other governmental program on the financial markets.

Difficult economic conditions are expected to prevail through the second half of 2009. Reduced levels of commercial activity will continue to challenge prospects for robust balance sheet growth and earning asset yields at a time when the market for profitable commercial banking relationships is intensely competitive. As a result, financial institutions in general will continue to experience pressure on earning asset yields, funding costs, operating expenses, liquidity and capital.

Company Overview

The following describes our results of operations for the three and six months ended June 30, 2009 and also analyzes our financial condition as of June 30, 2009. Touchmark National Bank, our banking subsidiary (the “Bank”), opened for business on January 28, 2008. Touchmark Bancshares, Inc. (the “Company”) was established on April 3, 2007. Until January 28, 2008, our principal activities related to our organization, the conducting of our initial public offering and the pursuit of regulatory approvals from the Office of the Comptroller of the Currency (the “OCC”) for our application to charter the bank, the pursuit of approvals from the Federal Reserve to become a bank holding company, and the pursuit of approvals from the Federal Deposit Insurance Corporation (the “FDIC”) for our application for insurance of the deposits of the Bank. We received approval from the FDIC, Federal Reserve, and the OCC in January 2008 and commenced business on January 28, 2008. We completed our stock offering in March 2008, with the issuance of 3,470,391 shares for gross proceeds of $34,703,910, pursuant to an initial closing in January 2008 and a final closing in March 2008. Offering expenses of $512,367 were netted against the gross proceeds. We capitalized the Bank with $26,000,000 of the proceeds from the stock offering. During the first quarter of 2009, the Company injected an additional $500,000 into the Bank to replace depleted reserves and comfortably maintain the Bank’s lending limit, which in general amounts to 15% of capital and unimpaired surplus. We currently operate full service branches in Norcross, Duluth and Doraville, Georgia.

On June 22, 2009, we acquired the former main office of Alpha Bank & Trust, located at 3651 Old Milton Parkway, Alpharetta, Georgia, for $1.6 million from the FDIC in its capacity as receiver of Alpha Bank & Trust, pursuant to that certain Real Estate Purchase and Sale Contract (the “Purchase Contract”), effective as of May 23, 2009, by and between Gwinnett Clinic, Ltd. and the FDIC as receiver. The Purchase Contract was assigned to us, for $1.00 in consideration, by Gwinnett Clinic, Ltd., a business interest owned by one of our directors, Dr. J.J. Shah. In addition, WB Realty Services, LLC, a business interest owned by one of our directors, J. William Butler, represented Gwinnett Clinic as broker in the transaction and was paid a commission equal to 1.5% of the purchase price by the FDIC. We also purchased all personal property located on the property for $75,000 on a “as is, where is” basis. Additional information regarding this transaction, including copies of the transaction documents, can be found on our Current Report on Form 8-K filed with the SEC on June 26, 2009.

On June 15, 2009, we filed an application with the OCC to establish a branch office at 3651 Old Milton Parkway, Alpharetta, Georgia. We received approval from the OCC on August 3, 2009. We plan to open the new branch office in Alpharetta within the next 30 days and to close our existing branch office location in Norcross. Our executive offices will also be relocated from Norcross to the Alpharetta office.

Like most community banks, we expect to derive most of our income from interest we receive on our loans and investments. As we grow, our primary source of funds for making these loans and investments is our deposits, on the majority of which we pay interest. Consequently, one of the key measures of our success is our level of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on these interest-earning assets, and the rate we pay on our interest-bearing liabilities. As we increase the size of our balance sheet, our net interest income will increase until revenue exceeds cash and non-cash expenses. At that point the bank will operate profitably.

There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our earnings. In the following section we have included a detailed discussion of this process.

Results of Operations for the Three Months Ended June 30, 2009 and 2008

We incurred a net loss of $761,755 and $588,784 for the three months ended June 30, 2009 and 2008, respectively. For the three months ended June 30, 2009, we realized $1,033,255 in interest income, consisting primarily of $593,876 from loan revenue and $439,379 from investment revenue. Additionally, $331,773 of non-interest income was recognized from the gain on sale of investment securities. During the second quarter of 2009, $82,968 in interest income was reversed as a result of loans placed on non-accrual. For the three months ended June 30, 2008, we realized $407,220 in interest income, consisting primarily of $333,768 from investment activities and $73,452 from loan activities. The provision for loan loss was $600,185 for the quarter ended June 30, 2009, and $108,395 for the quarter ended June 30, 2008. The Company increased its allowance levels during the second quarter in conjunction with certain past due loans in the portfolio. The allowance for loan losses is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. To date, the Company has not experienced any charge-offs.

Over time, we anticipate that loan revenue will comprise an increasing share of total revenue. Since we commenced business in January 2008, the agency and investment grade debt markets have provided opportunities for superior risk-adjusted returns. As such, we have invested in these markets along with our primary mission of investing in commercial-grade loans. Our ability to develop an income stream and recognize securities gains in recent periods has served as a welcome buffer against expense as we endeavor as a de novo financial institution to build our balance sheet to a level of profitability. We anticipate the growth in loans in future quarters will drive the growth in assets and the growth in interest income. The primary sources of funding for our loan portfolio are deposits and Federal Home Loan Bank advances. We incurred interest expense of $304,237 related to deposit accounts, $69,939 related to Federal Home Loan Bank advances, and $243 related to other borrowings during the three months ended June 30, 2009. For the three months ended June 30, 2008, we incurred interest expense of $17,200 related to deposit accounts and $22,483 of interest expense related to Federal Home Loan Bank advances.

We incurred non-interest expenses of $1,159,457 and $847,985 during the three months ended June 30, 2009 and 2008, respectively. Included in non-interest expense for the three months ended June 30, 2009 is $677,310 in salaries and employee benefits, $156,253 of occupancy and equipment expenses, and $325,894 in other operating expense. The primary components in the other operating expense category for the three months ended June 30, 2009 were $53,432 in legal fees, $53,379 in data processing and IT related services, and $47,400 in advertising and marketing expense.

The non-interest expense incurred in the three months ended June 30, 2008 was $847,985. Included in non-interest expense was $534,050 in salaries and employee benefits, $60,948 of occupancy and equipment expenses, and $252,987 in other operating expenses. Included in other operating expenses for the quarter ended June 30, 2008 was $31,185 in expense related to advertising and marketing, $33,492 in legal fees, and $30,547 in data processing and IT related services.

The following tables calculate the net yield on earning assets for the three months ended June 30, 2009 and 2008, respectively. Net yield on earning assets, commonly referred to as “margin”, is calculated by dividing annualized net interest income by average earning assets. Net yield on earning assets amounted to 3.26% for the three months ended June 30, 2009, which represents a decrease of 104 basis points from the second quarter 2008. The decline is due primarily to the increase in the Bank’s leverage over the comparative periods. In the second quarter 2008, most of the Company’s assets were funded from initial capital, which carries no explicit funding expense. Subsequent assets have been funded primarily with interest-bearing liabilities. To a lesser degree, the comparative decline is also related to the reversal of $82,968 of accrued interest income associated with loans placed on non-accrual during the second quarter of 2009.

For the three months ended June 30, 2009

(Dollars In Thousands)

	Avg. Bal.	Int Inc/ Exp	Yield/Cost
Federal Funds Sold	$85	$—	0.00%
Securities	32,641	423	5.18%
Loans	43,219	594	5.50%
Other	4,997	17	1.36%

Total	80,942	1,034	5.11%

Interest Bearing Demand Deposits	23,656	148	2.50%
Time Deposits	21,187	156	2.95%
Other Borrowings	11,486	70	2.44%

Total	$56,329	$374	2.66%

Net Interest Income/spread		$660	2.45%

Net yield on earning assets			3.26%

For the three months ended June 30, 2008

(Dollars In Thousands)

	Avg. Bal.	Int Inc/Exp	Yield/Cost
Federal Funds Sold	$3,977	$23	2.31%
Securities	23,080	298	5.16%
Loans	4,680	73	6.24%
Other	2,475	13	2.10%

Total	34,212	407	4.76%

Interest Bearing Demand Deposits	1,216	8	2.63%
Time Deposits	1,076	9	3.35%
Other Borrowings	3,136	22	2.81%

Total	$5,428	$39	2.87%

Net Interest Income/spread		$368	1.88%

Net yield on earning assets			4.30%

Results of Operations for the Six Months Ended June 30, 2009 and 2008

We incurred a net loss of $1,301,060 and $2,103,605 for the six months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009, we realized $1,977,054 in interest income, consisting primarily of $1,123,941 from loan revenue and $853,113 from investment revenue. Additionally, $461,417 of non-interest income was recognized from the gain on sale of investment securities. Interest income was negatively impacted during the second quarter due to loans placed on non-accrual, which resulted in an interest income reversal of $82,968. For the six months ended June 30, 2008, we realized $808,753 in interest income consisting primarily of $730,697 from investment activities and $78,056 from loan activities. Over time, we anticipate that loan revenue will comprise an increasing share of total revenue. Since we commenced business in January 2008, the agency and investment grade debt markets have provided opportunities for superior risk-adjusted returns. As such, we have invested in these markets along with our primary mission of investing in commercial-grade loans. Our ability to develop an income stream and recognize securities gains in recent periods has served as a welcome buffer against expense as we endeavor as a de novo financial institution to build our balance sheet to a level of profitability.

We anticipate the growth in loans in future quarters will drive the growth in assets and the growth in interest income. Our provision for loan loss amounted to $703,450 for the six months ended June 30, 2009, and $125,300 for the six months ended June 30, 2008. The company increased its allowance levels during the second quarter in conjunction with certain past due loans in the portfolio. The allowance for loan losses is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. To date, the Company has not experienced any charge-offs.

The primary sources of funding for our loan portfolio are deposits and Federal Home Loan Bank advances. We incurred interest expense of $614,712 related to deposit accounts, $139,801 related to Federal Home Loan Bank advances, and $492 related to other borrowings during the six months ended June 30, 2009. For the six months ended June 30, 2008, we incurred interest expense of $18,546 related to deposit accounts and $24,929 of interest expense related to Federal Home Loan Bank advances.

We incurred non-interest expenses of $2,292,213 and $2,743,642 during the six months ended June 30, 2009 and 2008, respectively. Included in non-interest expense for the six months ended June 30, 2009 is $1,366,582 in salaries and employee benefits, $307,806 of occupancy and equipment expenses, and $617,825 in other operating expense. The primary components in the other operating expense category for the six months ended June 30, 2009 were $79,351 in legal fees, $108,309 in data processing and IT related services, and $83,179 in advertising and marketing expense.

The non-interest expense incurred in the six months ended June 30, 2008 was $2,743,642. Included in non-interest expense was $2,213,862 in salaries and employee benefits, $112,106 of occupancy and equipment expenses, and $417,674 in other operating expenses. Included in salaries and employee benefits expense for the six months ended June 30, 2008 was $1,300,233 of expense related to the issuance of warrants to organizers and directors of the Company. Additionally, the primary components of other operating expenses included $57,440 in expense related to advertising and marketing, $40,741 in data processing and IT related services, $37,625 related to the issuance of warrants to an organizational consultant for the Bank, and $33,492 in legal fees.

The following tables calculate the net yield on earning assets for the six months ended June 30, 2009 and 2008, respectively. Net yield on earning assets amounted to 3.10% for the six months ended June 30, 2009, which represents a decrease of 259 basis points from the first six months 2008. The decline is due primarily to the increase in the Bank’s leverage over the comparative periods and interest income recognized at the end of our capital accumulation phase. In the six months ended June 30, 2008, the company’s assets were funded primarily from initial capital, which carries no explicit funding expense. Subsequent assets have been funded primarily with interest-bearing liabilities. To a lesser degree, the comparative decline is also related to the reversal of $82,968 of accrued revenue associated with loans placed on non-accrual during the second quarter 2009.

For the six months ended June 30, 2009

(Dollars In Thousands)

	Avg. Bal.	Int Inc/ Exp	Yield/Cost
Federal Funds Sold	$757	$1	0.26%
Securities	30,539	793	5.19%
Loans	39,350	1,124	5.71%
Other	8,269	59	1.43%

Total	78,915	1,977	5.01%

Interest Bearing Demand Deposits	21,755	306	2.81%
Time Deposits	19,730	308	3.12%
Other Borrowings	11,481	140	2.44%

Total	$52,966	754	2.85%

Net Interest Income/spread		$1,223	2.16%

Net yield on earning assets			3.10%

For the six months ended June 30, 2008

(Dollars In Thousands)

	Avg. Bal.	Int Inc/Exp	Yield/Cost
Federal Funds Sold	$7,798	$112	2.87%
Securities	15,275	604	7.91%
Loans	2,508	78	6.22%
Other	1,323	14	2.12%

Total	26,904	808	6.01%

Interest Bearing Demand Deposits	649	8	2.47%
Time Deposits	590	10	3.39%
Other Borrowings	1,721	25	2.91%

Total	$2,960	43	2.91%

Net Interest Income/spread		$765	3.10%

Net yield on earning assets			5.69%

Assets and Liabilities

General

At June 30, 2009, we had total assets of $94,625,156, consisting principally of $33,189,742 in securities, $46,981,242 in net loans, $4,168,132 in interest-bearing accounts with other banks, and $5,478,661 in premises and equipment. Total assets increased by $23,422,606 since December 31, 2008 when we had total assets of $71,202,550. Assets as of December 31, 2008 consisted of cash and deposits due from banks of $1,029,163, federal funds sold of $1,297,000, interest-bearing accounts with other banks of $4,073,041, securities available for sale of $24,978,686, securities held to maturity $2,472,490, premises and equipment of $3,873,011, net loans of $31,553,475 and accrued interest receivable $430,972, restricted stock of $1,329,550, and other assets of $165,162.

During the six month period, cash and equivalents increased and have remained relatively high as result of lower than anticipated loan demand. Investment securities balances designated as Available For Sale (AFS) declined by $1,161,416, due primarily to principal and prepayments on our portfolio of mortgage backed securities. Investment securities designated as Held To Maturity (HTM) increased by $6,899,982 during the period, as we identified several attractive opportunities to invest in high-grade corporate debt obligations. Loan balances increased during the period by $16,131,217, or 50%, as we continued to prudently build a portfolio of commercial loans and lending facilities.

Liabilities at June 30, 2009 amounted to $64,551,166, consisting principally of $52,845,299 in deposits and $11,400,000 in Federal Home Loan Bank advances. During the six month period, total deposits increased by $25,068,649, or 90%, as business and marketing efforts increased the number and size of the Bank’s depositing clients. Non-interest bearing balances increased by $2,168,507 or 121%. Liabilities increased $24,832,485 from December 31, 2008 to June 30, 2009. Our liabilities at December 31, 2008 were $39,718,681 and consisted of deposits of $27,776,650, Federal Home Loan Bank advances of $11,400,000 and other liabilities of $542,031, including interest payable.

At June 30, 2009, shareholders’ equity was $30,073,990. During the first quarter of 2009, $500,000 was injected into the Bank from the Company to replenish capital reserves as result of ongoing losses incurred during our start-up period. The injection was made to comfortably maintain the Bank’s legal lending limit, which in general amounts to 15% of capital and unimpaired surplus. Shareholders’ equity at December 31, 2008 was $31,483,869.

Investments

At June 30, 2009, the carrying value of our securities and restricted stock amounted to $34,588,792. This included $21,489,628 in mortgage backed securities, $11,700,114 in corporate bonds and $1,399,050 in restricted equity securities. The restricted equity securities are comprised of stock in the Federal Reserve Bank of Atlanta and in the Federal Home Loan Bank of Atlanta. The carrying value of securities and restricted stock increased by $5,808,066 from December 31, 2008 to June 30, 2009. As of December 31, 2008, the carrying value of our securities and restricted stock was $28,780,726.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, we intend over time to invest a substantial portion of our earning assets in our loan portfolio. At June 30, 2009, our loan portfolio consisted of $12,802,711 of construction and land development loans, $27,823,040 in other real estate loans, $1,377,387 in consumer loans, $5,942,567 in commercial and industrial loans, and $140,877 in other loans. The interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Loans are returned to accrual status when all the principal and interest amounts contractually due are reasonably assured of repayment within a reasonable time frame. The Bank had two non-accrual loans as of June 30, 2009 amounting to $3,953,934. Placing theses loans on non-accrual status resulted in an interest income reversal of $82,968 during the second quarter. The Bank has not experienced any charge-off since commencing operations.

Total loans increased during the six months ended June 30, 2009 by $16,131,217 to $48,086,582 at June 30, 2009 from $31,955,365 at December 31, 2008.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $1,105,340 as of June 30, 2009, an increase of $703,450 from December 31, 2008 when the allowance for loan losses was $401,890. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions regarding current portfolio and economic conditions, which we believe to be reasonable, but which may or may not prove to be accurate. Over time, we will periodically determine the amount of the allowance based on our consideration of several factors, including an ongoing review of the quality, mix and size of our overall loan portfolio, our historical loan loss experience, evaluation of economic conditions and other qualitative factors, specific problem loans and commitments that may affect the borrower’s ability to pay.

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

The Company allocated $492,010 in specific reserves relating to impaired loans as of June 30, 2009. The allowance for loan losses is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. To date, the company has not experienced any charge-offs.

Premises and Equipment

Premises and Equipment totaled $5,478,661 as of June 30, 2009 which was an increase of $1,605,650 from December 31, 2008. The increase resulted from the purchase of a new branch office location and associated furniture, fixtures and equipment for $1,675,000 that was completed during the second quarter. Additional information regarding this acquisition is set forth under the caption “Company Overview” at the beginning of this Item and in our Current Report on Form 8-K filed with the SEC on June 26, 2009.

Deposits

Our primary source of funds for loans and securities are our customer deposits and Federal Home Loan Bank advances. At June 30, 2009, we had $52,845,299 in deposits, which consisted primarily of $3,960,644 in non-interest bearing demand deposit accounts, $25,319,001 in time deposits, and $23,565,654 of other interest bearing accounts. Deposits increased $25,068,649 from December 31, 2008 when deposits were $27,776,650 consisting primarily of $1,792,137 in non-interest bearing demand deposit accounts, $10,634,756 in time deposits, and $15,349,757 of other interest bearing accounts.

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

Our primary sources of liquidity are deposits, borrowings, scheduled repayments on our loans, and interest on and maturities of our securities. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. Occasionally, we might sell securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. As of June 30, 2009, our primary source of liquidity included our securities portfolio, lines of credit available with correspondent banks totaling $14,900,000, and lines of credit with the Federal Home Loan Bank of Atlanta and with the Federal Reserve Bank of Atlanta. We believe our liquidity levels are adequate to meet our operating needs.

Off-Balance Sheet Risk

Through the operations of the Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2009, we had issued commitments to extend credit of approximately $11,179,000 through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources

Total shareholders’ equity decreased $1,409,879 from $31,483,869 at December 31, 2008 to $30,073,990 at June 30, 2009. During the first quarter of 2009, the Company injected an additional $500,000 into the Bank to replace depleted reserves and comfortably maintain the Bank’s lending limit, which in general amounts to 15% of capital and unimpaired surplus.

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

At the bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies. To be considered “adequately capitalized” under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%. To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. For the first years of operation, during the Bank’s “de novo” period, the Bank will be required to maintain a leverage ratio of at least 8%. The Bank exceeded its minimum regulatory capital ratios as of June 30, 2009, as well as the ratios to be considered “well capitalized.”

The following table sets forth the Bank’s various capital ratios at June 30, 2009.

Bank
Total risk-based capital	35.81%
Tier 1 risk-based capital	34.56%
Leverage capital	28.20%

We believe that our capital is sufficient to fund the activities of the Bank in its initial stages of operation and that the rate of asset growth will not negatively impact the capital base. As of June 30, 2009 there were no significant firm commitments outstanding for capital expenditures.

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

Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of disclosure controls and procedures as of June 30, 2009 and, based on such evaluation, has concluded that these controls and procedures are effective. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The annual meeting of shareholders was held on May 20, 2009. The following is a summary of the proposals that were submitted to the shareholders for approval and a tabulation of the votes with respect to each proposal.

Proposal 1: To elect six Class 1 directors to hold office until the 2012 Annual Meeting of Shareholders and until their successors are reelected and qualified.

Nominee	Votes For	Witheld
Thomas E. Persons, Sr.	2,074,554	8,000
J. Egerton Burroughs	2,074,554	8,000
Howard R. Greenfield	2,074,554	8,000
Mukund C. Raja	2,074,554	8,000
Hasmukh P. Rama	2,074,554	8,000
William R. Short	2,074,554	8,000

Proposal 2: To ratify the appointment of Mauldin & Jenkins, LLC as our independent registered public accounting firm for the fiscal year 2009.

Votes For	Votes Against	Abstained
2,075,554	5,000	2,000

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Touchmark Bancshares, Inc.

Date: August 13, 2009	By:	/s/ William R. Short
William R. Short President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2009	By:	/s/ Robert D. Koncerak
Robert D. Koncerak Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.