Form 10-Q
period 2009-09-30
Touchmark Bancshares, Inc.
filed 2009-11-16
CIK 1403008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to _____________

Commission file number 000-53655

TOUCHMARK BANCSHARES, INC.
 (Exact name of registrant as specified in its charter)
Georgia	20-8746061
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

3651Old Milton Parkway
Alpharetta, Georgia 30005
(Address of principal executive offices)

(770) 407-6700
(Registrant’s telephone number)

______________________________

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

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 3,465,391 shares of common stock, par value $.01 per share, outstanding as of November 13, 2009.

INDEX

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets – September 30, 2009 (unaudited) and December 31, 2008	2

	Condensed Consolidated Statements of Operations (unaudited) – Three and nine months ended September 30, 2009 and 2008	3

	Consolidated Statement of Cash Flows (unaudited) - Nine months ended September 30, 2009 and 2008	4

	Notes to Consolidated Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II - OTHER INFORMATION

Item 6.	Exhibits	27

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
September 30, 2009 and December 31, 2008
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS

Cash and due from banks	$1,455,873	$1,029,163
Federal funds sold	1,171,000	1,297,000
Interest-bearing accounts with other banks	4,896,350	4,073,041
Investment securities:
Securities available for sale	45,582,913	24,978,686
Securities held to maturity, fair value approximates $0 and $2,485,537, respectively	-	2,472,490
Restricted stock	1,366,850	1,329,550
Loans, less allowance for loan losses of $1,476,359, and $401,890, respectively	53,266,460	31,553,475
Accrued interest receivable	447,871	430,972
Premises and equipment	3,088,334	3,873,011
Land held for sale	2,409,023	-
Other assets	615,422	165,162
Total assets	$114,300,096	$71,202,550

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing demand	$4,274,475	$1,792,137
Interest-bearing	63,468,458	25,984,513
Total deposits	67,742,933	27,776,650
Accrued interest payable	57,020	28,998
Federal Home Loan Bank advances	11,400,000	11,400,000
Other Borrowings	5,000,000	-
Other liabilities	585,199	513,033
Total liabilities	84,785,152	39,718,681

Shareholders' Equity
Preferred stock, no par value, 10,000,000 shares
authorized, none issued	-	-
Common stock, $.01 par value, 50,000,000
shares authorized, 3,465,391 and 3,470,391
issued and outstanding, respectively	34,654	34,704
Paid in capital	35,766,604	35,683,412
Accumulated deficit	(6,918,323)	(4,551,428)
Accumulated other comprehensive income	632,009	317,181
Total shareholders' equity	29,514,944	31,483,869

Total liabilities and shareholders' equity	$114,300,096	$71,202,550

The accompanying notes are an integral part of these condensed consolidated financial statements

TOUCHMARK BANCSHARES, INC.
AND SUBSIDIARY

Condensed Consolidated Statements of Operations and Comprehensive Loss
Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Interest income:
Loans, including fees	$631,846	$223,309	$1,755,787	$301,365
Investment income	489,013	347,075	1,341,103	965,099
Federal funds sold	454	10,267	1,477	122,940
Total interest income	1,121,313	580,651	3,098,367	1,389,404

Interest expense:
Deposits	358,763	67,736	973,475	86,282
Federal Home Loan Bank advances	70,014	49,411	209,815	74,340
Other borrowings	2,567	-	3,059	-
Total interest expense	431,344	117,147	1,186,349	160,622

Net interest income	689,969	463,504	1,912,018	1,228,782
Provision for loan losses	819,160	171,680	1,522,610	296,980
Net interest income (loss) after provision for loan losses	(129,191)	291,824	389,408	931,802

Noninterest income:
Service charges on deposit accounts and other fees	30,002	11,892	41,139	11,951
Gain on sale of securities available for sale	148,091	25,677	609,508	25,677
Gain on sale of held to maturity securities	129,577	-	129,577	-
Loss on fair value mark of derivative instrument	(11,074)	-	(11,074)	-
Loss on sale of premises and equipment	(11,883)	-	(11,883)	-
Total noninterest income	284,713	37,569	757,267	37,628

Noninterest expense:
Salaries and employee benefits	677,698	554,217	2,044,280	2,768,079
Occupancy and equipment	170,275	67,828	478,081	179,934
Other operating expense	373,385	226,833	991,210	644,507
Total noninterest expense	1,221,358	848,878	3,513,571	3,592,520

Net loss	$(1,065,836)	$(519,485)	$(2,366,896)	$(2,623,090)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	562,723	(16,332)	730,064	(197,278)
Unrealized holding gains arising from transfer of securities from held to maturity to available for sale	349,336	-	349,336	-
Reclassification adjustment for gain realized in net income	(148,091)	(25,677)	(609,508)	(25,677)
Tax effect	(252,109)	(40,774)	(155,064)	(216,400)
Other comprehensive income (loss)	511,859	(82,783)	314,828	(439,355)
Comprehensive loss	$(553,977)	$(602,268)	$(2,052,068)	$(3,062,445)
Basic loss per share	$(0.31)	$(0.15)	$(0.68)	$(0.85)
Dividends per share	$-	$-	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

TOUCHMARK BANCSHARES, INC.
AND SUBSIDIARY

Condensed Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Nine	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2009	2008
Cash flow from operating activities:
Net loss	$(2,366,896)	$(2,623,090)
Adjustments to reconcile net loss to net cash used by
operating activities
Depreciation	177,047	102,870
Amortization and accretion	1,159	(1,610)
Provision for loan losses	1,522,610	296,980
Gain on sales of securities available for sale	(609,508)	(25,677)
Gain on sales of securities held to maturity	(129,577)	-
Loss on sale of premise and equipment	11,883	-
Stock compensation expense	133,142	1,439,395
Decrease (increase) in interest receivable	(16,899)	(201,878)
Increase in interest payable	28,022	21,497
Decrease in deferred stock issuance costs	-	186,204
Increase in other assets	(450,260)	(65,687)
Decrease in other liabilities	(82,896)	(53,009)

Net cash used by operating activities	(1,782,173)	(924,005)

Cash flow from investing activities:
Sales (purchase) of federal funds sold	126,000	(208,000)
Increase in interest bearing deposits	(823,309)	(3,898,135)
Purchase of securities held to maturity	(7,351,444)	-
Purchase of securities available for sale	(36,266,694)	(25,163,549)
Proceeds from maturities of securities available for sale	2,000,000	-
Proceeds from maturities of securities held to maturity	500,000	-
Proceeds from paydowns of securities available for sale	4,824,921	466,450
Proceeds from sales of securities held to maturity	2,049,497	-
Proceeds from sales of securities available for sale	17,319,800	1,608,747
Purchase of restricted stock	(37,300)	(1,322,800)
Net increase in loans	(23,235,595)	(23,674,962)
Purchase of premises and equipment	(1,838,741)	(1,014,445)
Proceeds from sale of premises and equipment	25,465	-

Net cash used by investing activities	(42,707,400)	(53,206,694)

Cash flow from financing activities:
Net increase in deposits	39,966,283	11,123,537
Net proceeds from federal funds purchased	-	1,783,000
Organizer repayments	-	(980,000)
Repayment of line of credit	-	(575,000)
Repayment of note payable	-	(2,450,000)
Proceeds from FHLB/FRB Advances	-	11,400,000
Proceeds from Other Borrowings	5,000,000	-
Stock issuance costs	-	(512,367)
Proceeds from sale of common stock	-	34,703,910
Repurchase and retirement of common stock	(50,000)	-

Net cash provided by financing activities	44,916,283	54,493,080

Net change in cash	426,710	362,381

Cash at the beginning of the period	1,029,163	-

Cash at the end of the period	$1,455,873	$362,381

Supplemental disclosures of cash flow information -
Interest paid	$1,158,327	$139,125

Non cash financing activities -
Transfer of securities from held to maturity
to available for sale	$7,447,029	$-
Transfer of land from premise and equipment
to land held for sale	$2,409,023	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

TOUCHMARK BANCSHARES, INC.
AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements
September 30, 2009
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

The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

Management has evaluated all significant events and transactions that occurred after September 30, 2009, but prior to November 13, 2009, the date these consolidated financial statements were issued, for potential recognition or disclosure in these consolidated financial statements.

2.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Touchmark Bancshares, Inc. (the “Company”), a Georgia corporation, was established on April 3, 2007 for the purpose of organizing and managing Touchmark National Bank (the “Bank”). Concurrent with the formation of Touchmark Bancshares, Inc. (formerly known as Touchstone Bancshares, Inc.), Touchmark Bancshares, Inc. acquired certain assets and assumed certain liabilities of Formosa Rose, LLC.  The Company is a one-bank holding company with respect to its subsidiary, Touchmark National Bank.  The Bank is a national bank, which began operations on January 28, 2008, headquartered in northern Fulton County, Georgia with the purpose of being a community bank in northern Fulton County, Georgia and surrounding areas.

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

Premises and Equipment: Buildings, leasehold improvements, furniture and equipment are stated at cost, net of accumulated depreciation. Land is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of premises and equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations. The Company had no capitalized lease obligations at September 30, 2009 or December 31, 2008.

Stock Based Compensation: The Company has adopted the fair value recognition provisions of FASB ASC 718, Stock Compensation. Upon issuance of the Director and Organizer warrants, compensation cost was recognized in the consolidated financial statements of the Company for all share-based payments granted, based on the grant date fair value as estimated in accordance with the provisions of FASB ASC 718, which requires recognition of expense equal to the fair value of the warrant over the vesting period of the warrant.

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions listed in the table below. Expected volatility for the period has been determined by a combination of a calculated value based on expected volatility of similar entities, and on the historical volatility of the Company’s stock. The expected term of warrants granted is based on the short-cut method and represents the period of time that the warrants granted are expected to be outstanding. Expected dividends are based on dividend trends and the market price of the Company’s stock at grant date. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Period Ended September 30, 2008
Risk-free interest rate	2.74-3.10%
Expected life (years)	5.00-6.50
Expected volatility	28.25%
Expected dividends	0.00%
Weighted average fair value of warrants granted	$3.04

The Company recorded compensation expense related to the warrants of $8,900 and $8,900 for the three months ended September 30, 2009 and 2008, respectively. The Company recorded compensation expense related to the warrants of $26,700 and $1,355,658 for the nine months ended September 30, 2009 and 2008, respectively.

At September 30, 2009, there was $47,467 of unrecognized compensation cost related to warrants, which is expected to be recognized over a weighted-average period of 1.3 years. The weighted average remaining contractual life of the warrants outstanding as of September 30, 2009 was approximately 8.3 years. The Company had 452,500 warrants exercisable as of September 30, 2009.

During 2008 the Company issued 109,322 options to purchase common stock to employees of the Company or the Bank and the Company issued 10,000 options to purchase common stock to a new director. During 2009, the Company issued 40,500 options to purchase stock to employees of the Company.  Upon issuance of options, compensation cost was recognized in the consolidated financial statements of the Company for all options granted, based on the grant date fair value as estimated in accordance with the provisions of FASB ASC 718, which requires recognition of expense equal to the fair value of the option over the vesting period of the option.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions listed in the table below. Expected volatility for the period has been determined by a combination of a calculated value based on expected volatility of similar entities, and on the historical volatility of the Company’s stock. The expected term of options granted is based on the short-cut method and represents the period of time that the options granted are expected to be outstanding. Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant date. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	For Options Issued	For Options Issued
	Period Ended	Year Ended
	September 30, 2009	December 31, 2008

Risk-free interest rate	1.55%	2.93-3.80%
Expected life (years)	6.50	6.50
Expected annual volatility	47.99%	29.65-38.41%
Expected dividends	0.00%	0.00%
Expected Forfeiture rate	5.00%	5.00%
Weighted average fair value of options granted	$4.86	$3.73

The Company recorded stock-based compensation expense related to the options of $36,033 and $32,312 during the three months ended September 30, 2009 and 2008, respectively. The Company recorded stock-based compensation expense related to the options of $106,442 and $83,737 during the nine months ended September 30, 2009 and 2008, respectively.

At September 30, 2009, there was $384,082 of unrecognized compensation cost related to options outstanding, which is expected to be recognized over a weighted-average period of 1.77 years. The weighted average remaining contractual life of the options outstanding as of September 30, 2009 was approximately 8.89 years. The Company had 39,274 options exercisable as of September 30, 2009.

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

The following summarizes the components of deferred taxes at September 30, 2009 and December 31, 2008.

	September 30, 2009	December 31, 2008
Deferred income tax assets (liabilities):

Allowance for loan losses	$688,250	$120,362
Pre-opening expenses	459,615	485,467
Net operating loss carryforward	1,014,862	677,691
Depreciation	(134,115)	(183,825)
Stock options	488,413	488,413
Securities available for sale	(311,288)	(156,224)
Other	70,246	53,818
	2,275,983	1,485,702
Less valuation allowance	(2,587,271)	(1,641,926)
Deferred tax asset (liability), net	$(311,288)	$(156,224)

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

3.	SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities at September 30, 2009, are summarized as follows:
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for Sale Securities
Corporate bonds	$10,826,328	$377,271	$(22,147)	$11,181,452
Mortgage-backed securities	33,813,288	593,465	(5,292)	34,401,461
	$44,639,616	$970,736	$(27,439)	$45,582,913

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities at December 31, 2008, are summarized as follows:
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for Sale Securities
U.S. government agencies	$8,939,435	$194,805	$-	$9,134,240
Corporate bonds	2,477,319	144,531	-	2,621,850
Mortgage-backed securities	13,088,527	142,723	(8,654)	13,222,596
	$24,505,281	$482,059	$(8,654)	$24,978,686

Held to Maturity Securities
Corporate bonds	$2,472,490	$24,115	$(11,078)	$2,485,527

During the third quarter of 2009, the Company sold three securities designated as held to maturity.  The Company’s decision to sell these securities resulted from credit concerns related to one of the securities, the Company’s overall exposure to the corporate bond market and the opportunity to take advantage of significant gains that existed in two securities at time of sale.  As a result of these sales, the Company transferred the remaining securities designated as held to maturity into the available for sale portfolio.

The amortized cost and estimated fair value of investment securities available for sale at September 30, 2009, by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available
	For Sale
	Amortized Cost	Estimated Fair Value

Due in one year or less	$1,614,400	$1,673,730
Due after one year but less than five years	4,991,411	5,259,064
Due after five years but less than ten years	5,531,821	5,623,417
Due after ten years	32,501,984	33,026,702
	$44,639,616	$45,582,913

For the purpose of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral.  The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

Information pertaining to securities with gross unrealized losses at September 30, 2009 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than		More than
	Twelve Months		Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Mortgage-backed securities	$(5,292)	$1,034,841	$-	$-
Corporate bonds	(22,147)	2,005,440
	$(27,439)	$3,040,281	$	$

Information pertaining to securities with gross unrealized losses at December 31, 2008 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than		More than
	Twelve Months		Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

U.S. Government agency securities	$-	$-	$-	$-
Mortgage-backed securities	(8,654)	1,008,814	-	-
Corporate bonds	(11,078)	541,392	-	-
	$(19,732)	$1,550,206	$-	$-

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

At September 30, 2009, the Company held two debt securities with unrealized losses depreciated 0.89% from the Company’s amortized cost basis.  Three of these securities are primarily guaranteed by either U.S. Government corporations, U.S. Government agencies. One security is a corporate bond for a larger regional U.S. bank. These unrealized losses relate principally to current interest rates for similar types of securities and are determined to be temporary.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  As management has the intent and ability to hold debt securities until maturity or for the foreseeable future, and will not likely be required to sell, and due to the fact that the unrealized losses relate primarily to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer, none of the declines in value are deemed to be other-than-temporary.

4.	FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FASB ASC 820-10 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

FASB ASC 820-10 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, GAAP establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

As of September 30, 2009:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Investment securities available-for-sale	$—	$45,582,913	$—	$45,582,913
Derivative instruments	$—	$328,926	$—	$328,926
Total assets at fair value	$—	$45,911,839	$—	$45,911,839

As of December 31, 2008:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Investment securities available-for-sale	$—	$24,978,686	$—	$24,978,686
Total assets at fair value	$—	$24,978,686	$—	$24,978,686

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

The derivative instrument held by the Company is reported at fair value utilizing Level 2 inputs.  The valuation of this instrument is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual term of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below (rise above) the strike rate of the floors (caps). The variable interest rates used in the calculation of projected receipts on the floor (cap) are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as a credit evaluation to assess the likelihood of default by the counterparty. As of September 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivative instrument. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The following table presents the assets that are measured at fair value on a non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial position at September 30, 2009 and December 31, 2008.
As of September 30, 2009	Quoted Prices in Active Markets for Identical Securities Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Impaired loans	$-	$-	$5,776,923	$5,776,923

We have allocated $872,437in specific reserves related to 4 impaired loans as of September 30, 2009. $833,070 of the specific reserve total applies to a single loan. The remaining $39,367 of specific reserve relates three additional loans.

As of December 31, 2008	Quoted Prices in Active Markets for Identical Securities Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Impaired loans	$-	$-	$-	$-

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

Investment securities available-for-sale.  Fair values for securities, excluding restricted equity securities, are based predominately on quoted market prices. If quoted market prices are not available, fair values are based on quoted market prices of similar instruments.

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

Derivative instruments.  The fair values of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

Off-balance-sheet instruments.  Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter parties’ credit standings.

The Company’s carrying amounts and fair values of financial instruments were as follows:

	September 30, 2009
	In Thousands
	Carrying	Fair
	Amount	Value
Financial assets:
Cash and due from banks	$1,456	$1,456
Federal funds sold	1,171	1,171
Interest-bearing accounts with other banks	4,896	4,896
Securities available for sale	45,582	45,582
Restricted stock	1,367	1,367
Derivative Instrument	329	329
Loans receivable	53,266	53,991
Accrued interest receivable	448	448
Financial liabilities:
Deposit liabilities	67,743	67,878
FHLB advances and other borrowings	16,400	16,295
Accrued interest payable	57	57
Unrecognized financial instruments:
Commitments to extend credit	13,195	13,195

5.	DERIVATIVE INSTRUMENT

During September 2009, the Company entered into an interest rate corridor transaction. An interest rate corridor is composed of a long interest rate cap position and a short interest rate cap position. The buyer of the corridor purchases a cap with a lower strike while selling a second cap with a higher strike. The premium earned on the second cap then reduces the cost of the structure as a whole. The buyer of the corridor is protected if rates rise above the first cap’s strike (the floor), but the benefit is limited to the level of the second cap’s strike (the ceiling).

This series of transactions consists of a purchased interest rate cap establishing a floor at 0.75% based on the 1 month LIBOR rate.  Additionally, the Company sold an interest rate cap at 2.50% based on the 1 month LIBOR rate. Both transactions are forward start transactions with an effective date of July 1, 2010 and a termination date of July 1, 2013.  The notional amount for each is $10,000,000.  The interest rate corridor transaction is considered a stand alone derivative instrument, and as such will be recorded in the financial statements at fair value, with changes in fair value included in net income.  Additionally, this transaction has a net settlement feature, and the effects of the net settlement will be included in interest income or expense as appropriate.  The fair value as of September 30, 2009 was $328,926 and is included in other assets.

6.	EARNINGS (LOSS) PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted loss per share is computed by dividing net loss by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and warrants. Weighted average shares outstanding for the three months ended September 30, 2009 and 2008 were 3,470,337. Basic loss per share for the three months ended September 30, 2009 and 2008 was $0.31 and $0.15, respectively. Weighted average shares outstanding for the nine months ended September 30, 2009 and 2008 were 3,470,373 and 3,073,113, respectively. Basic loss per share for the six months ended September 30, 2009 and 2008 was $0.68 and $0.85, respectively. Diluted loss per share is not presented, as the current net loss would result in an anti-dilutive calculation.

7.	RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued new guidance related to accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies (ASC 805-20-30-9).  This guidance addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  The guidance is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not expect the adoption of the guidance to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued new guidance related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly (ASC 820-10-65).  This includes additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly.  The guidance is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively.  Earlier adoption is permitted for periods ending after March 15, 2009.  The adoption of this guidance as of September 30, 2009 did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued new guidance related to interim disclosures about the fair value of financial instruments (ASC 825-10-65).  This guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  In addition, the guidance requires those disclosures in summarized financial information at interim reporting periods.  The guidance is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009.  The adoption of this guidance as of September 30, 2009 did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued new guidance related to the recognition and presentation of other-than-temporary impairments (ASC 320-10-65), which is intended to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities.  The guidance is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009.  The adoption of this guidance as of September 30, 2009 did not have a material impact on its consolidated financial statements.

In April 2009, the Securities and Exchange Commission issued new guidance related to other-than-temporary impairments of certain investments in debt and equity securities (ASC 320-10-S99).  This guidance maintains the SEC Staff’s previous views related to equity securities and amends the topic to exclude debt securities from its scope.  The Company does not expect the implementation of this guidance to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB ASC as the sole source of authoritative generally accepted accounting principles.  The codification is not intended to change generally accepted accounting principles (GAAP) but rather is expected to simplify accounting research by reorganizing current GAAP into topics.  Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009.  The adoption of this statement did not impact the Company’s financial position or results of operations.

On June 12, 2009, the FASB issued new guidance related to, transfers and servicing of servicing assets and liabilities and consolidation of variable interest entities (ASC 860-40-25, ASC 860-50-25, and ASC 810-10-15) which change the way entities account for securitizations and special-purpose entities.

The guidance requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  The guidance also eliminates the concept of a “qualifying special-purpose entity”, change the requirements for derecognizing financial assets and require additional disclosures.

The guidance also changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

The above guidance will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The recognition and measurement provisions of the guidance shall be applied to transfers that occur on or after the effective date.  The Company will adopt this guidance on January 1, 2010, as required.  Management has not determined the impact adoption may have on the Company’s consolidated financial statements.

On May 28, 2009, the FASB issued new guidance related to subsequent events (ASC 855-10-50).  Under this guidance, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities.  This guidance requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process.  Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date.  This guidance also requires entities to disclose the date through which subsequent events have been evaluated.  This guidance was effective for interim and annual reporting periods ending after June 15, 2009.  The Company adopted the provisions of this guidance for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on its financial statements taken as a whole.

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

On May 22, 2009, the FDIC Board of Directors (Board) adopted the final rule on special assessments.  The special assessment was calculated at 5 basis points times each insured depositor institution’s assets minus Tier 1 capital as reported in the report of condition of June 30, 2009.  The amount of the special assessment for any institution could not exceed 10 basis points times the institution’s assessment base for the second quarter 2009 risk-based assessment.  The special assessment was collected on September 30, 2009, at the same time the regular quarterly risk-based assessment for the second quarter 2009 were collected.  The Board may, by vote, impose an additional special assessment in 2009 of up to 5 basis points on assets minus Tier 1 capital on all insured depository institutions if the Board believes that the reserve ratio of the DIF is estimated to fall to a level that would adversely affect public confidence or to a level which shall be close to or below zero.  Any such additional special assessment will not exceed 10 basis points times the institution’s assessment base for the corresponding quarter.  The latest possible date for imposing an additional special assessment under the final rule would be December 1, 2009, with collection on March 30, 2010.

On September 29, 2009, the FDIC adopted an Amended Restoration Plan to allow the DIF to return to its statutorily mandated minimum reserve ratio of 1.15% within eight years.  The FDIC has identified the following alternatives to meet its immediate liquidity needs: imposing additional special assessments; requiring prepaid assessments; or borrowing from the Treasury or Federal Financing Bank (FFB).  To meet the FDIC’s liquidity needs, without imposing additional burdens on the industry during a period of stress, and to ensure that the deposit insurance system remains directly industry-funded, the FDIC proposes to require all institutions to prepay, on December 30, 2009, their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, at the same time that institutions pay their regular quarterly deposit insurance assessments for the third quarter of 2009.  An institution would initially account for the prepaid assessment as a prepaid expense (an asset); the DIF would initially account for the amount collected as both an asset (cash) and an offsetting liability (deferred revenue).  An institution’s quarterly risk-based deposit insurance assessments thereafter would be offset by the amount prepaid until that amount is exhausted or until December 30, 2014, when any amount remaining would be returned to the institution.  For purposes of calculating an institution’s prepaid amount, for the fourth quarter of 2009 and for all of 2010, that institution’s assessment rate would be its total base assessment rate in effect on September 30, 2009.  That rate would be increased by 3 basis points for all of 2011 and 2012.  Again for purposes of calculating the prepaid amount, an institution’s third quarter 2009 assessment base would be increased quarterly at an estimated 5 percent annual growth rate through the end of 2012.  Changes to data underlying an institution’s September 30, 2009 assessment rate or assessment base received by the FDIC after December 24, 2009 would not affect an institution’s prepayment amount.  Requiring prepaid assessments would not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system during 2009, 2010, 2011, 2012, or thereafter, pursuant to notice-and-comment rulemaking under 12 U.S.C. § 1817(b)(1).  Prepaid assessments made by insured depository institutions would continue to be applied against quarterly assessments as they may be so revised.

The Company is currently evaluating the effects of the insurance increases and proposed insurance prepayments discussed above to its financial position and results of operations.

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that include, without limitation, those described under the heading “Risk Factors” in our Annual Report for the year ended December 31, 2008 filed with the Securities and Exchange Commission, and the following:

•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment;
•
general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation;
•	changes in technology;
•	changes in deposit flows;
•	changes in monetary and tax policies;
•	the level of allowance for loan loss and the lack of seasoning in our loan portfolio;
•	the rate of delinquencies and amounts of charge-offs;
•	the rates of loan growth and the lack of seasoning of our loan portfolio;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

We have based our forward looking statements on our current expectations about future events.  Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee you that these expectations will be achieved.  We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company.  During 2008 and continuing through the third quarter of 2009, the capital and credit markets experienced unprecedented levels of volatility and disruption. There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

All forward-looking statements in this report are based on information available to us as of the date of this report.  We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise

Company Overview

Touchmark Bancshares, Inc. (the “Company”) was incorporated in April 2007 to organize and serve as the holding company for Touchmark National Bank (the “Bank”) which opened on January 28, 2008.  All activities of the Company prior to that date relate to the organization of the Bank and the conducting of our initial public offering. We capitalized the Bank with $26,000,000 of the proceeds from our stock offering. During the first quarter of 2009, the Company injected an additional $500,000 into the Bank to replace depleted reserves caused by our start-up losses and comfortably maintain the Bank’s lending limit, which in general amounts to 15% of capital and unimpaired surplus.  The Company injected another $500,000 into the Bank during the third quarter for the same purpose.  On September 8, 2009, we opened a new branch office located at 3651 Old Milton Parkway, Alpharetta, Georgia and relocated our executive offices from Norcross to this facility.  In conjunction with the move, we closed our Norcross branch.  In addition to the Alpharetta location, we currently operate full service branches in Duluth and Doraville, Georgia.

The following report describes our results of operations for the three and nine months ended September 30, 2009 and also analyzes our financial condition as of September 30, 2009.  Like most community banks, we expect to derive most of our income from interest that we receive on our loans and investments. As we grow, our primary source of funds for making these loans and investments is our deposits, on the majority of which we pay interest. Consequently, one of the key measures of our success is our level of net interest income, which is the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on interest-earning assets and the rate we pay on interest-bearing liabilities. As we increase the size of our balance sheet, our net interest income will increase until revenue exceeds cash and non-cash expenses. At that point the bank will operate profitably.

There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our earnings. We have included a detailed discussion of this process.

In addition to earning interest on our loans and investments, we earn income through fees and other charges to our customers.  We have also included a discussion of the various components of this noninterest income, as well as of our noninterest expense.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements.  We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this report.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.

Certain accounting policies involve significant judgments and assumptions by us that may have a material impact on the carrying value of certain assets and liabilities. We consider such accounting policies to be critical to our operations. The judgments and assumptions we use are based on historical experience and other factors, which we believe are reasonable under the circumstances in which we operate. Because of the nature of the judgments and assumptions we make, actual results could differ from our estimates.  If actual results differ significantly from our estimates, such differences could have a material impact on the carrying values of our assets and liabilities and our results of operations.

We believe that the determination of the allowance for loan losses is the accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a more complete discussion of our processes and methodology for determining our allowance for loan losses.

Industry Overview

The first nine months of 2009 continue to reflect the tumultuous economic conditions which have negatively impacted liquidity and credit quality. Concerns regarding increased credit losses from the weakening economy have negatively affected capital and earnings of most financial institutions. Financial institutions have experienced significant declines in the value of collateral for real estate loans and serious deterioration in the credit quality of their loan portfolios.  These factors have resulted in record levels of non-performing assets, charge-offs and foreclosures.  The State of Georgia and the Atlanta metropolitan area in particular have gained the unfortunate distinction of experiencing among the highest incidences of bank closures nationwide since the onset of the 2007 financial crisis.

Due to credit quality concerns, liquidity in the debt markets remains low in spite of enormous efforts by the U.S. Department of the Treasury (“Treasury”) and the Federal Reserve Bank (“Federal Reserve”) to inject capital into financial institutions. The federal funds rate set by the Federal Reserve has remained at historically low levels since December 2008, following a decline from 4.25% to 0.25% during 2008 through a series of seven rate reductions.

Treasury, the FDIC and other governmental agencies continue to evolve rules and regulations to implement the Emergency Economic Stabilization Act of 2008 (“EESA”), the Troubled Asset Relief Program (“TARP”), the Financial Stability Plan, the American Recovery and Reinvestment Act (“ARRA”) and related economic recovery programs, many of which curtail the activities of financial institutions.  Earlier this year, we declined to participate in the TARP Capital Purchase Program.  While TARP has been a valuable element in the efforts to stabilize the banking system, we felt that our capital levels were substantial and precluded the need for us to expose ourselves to additional regulatory controls.  While we are grateful for the support provided to troubled financial institutions and hopeful that the outcome of these efforts will be favorable, we are even more grateful that we have no need of such support and the ensuing regulation that accompanies it.

Difficult economic conditions are expected to prevail through the end of 2009. Reduced levels of commercial activity will continue to challenge prospects for stable balance sheet growth and earning asset yields at a time when the market for profitable commercial banking relationships is intensely competitive. As a result, financial institutions in general will continue to experience pressure on earning asset yields, funding costs, operating expenses, liquidity and capital.

Results of Operations

Income Statement Review

Summary

Nine months ended September 30, 2009 and 2008

Our net loss was approximately $2.37 million for the nine months ended September 30, 2009 compared to net loss of $2.62 million for the same period in 2008, an improvement of $.25 million or 10.5%.  Through the nine months ended September 30, 2009, 64% of our net loss was due to provision expense, whereas the loss through September 30, 2008 was due primarily to start-up and equity compensation expense attributable primarily to organizer warrants.  We recorded provision expense for loan loss amounting to $1.52 million and $0.3 million for the nine months ended September 30, 2009 and 2008, respectively. Provision expense through September 30, 2008 amounted to 11.3% of our net loss for the period.  We increased our allowance levels during the third quarter of 2009 in conjunction with certain past due loans in the portfolio. The allowance account is increased by provision for loan losses and by recoveries from loans previously charged off. To date, the Company has charged off one loan amounting to $448,141.  During the first quarter of 2009, the Company injected $500,000 into the Bank to replace depleted reserves caused by our start-up losses and comfortably maintain the Bank’s lending limit, which in general amounts to 15% of capital and unimpaired surplus.  The Company injected another $500,000 into the Bank during the third quarter for the same purpose.

Three months ended September30, 2009 and 2008

For the three months ended September 30, 2009, we incurred a net loss of $1.07 million compared to net loss of $0.52 million for the three months ended September 30, 2008, a decrease of $.55 million, or 105%.  The increase in our net loss as compared to September 30, 2008 resulted primarily from provision expense incurred during the quarter.  We increased our allowance levels during the third quarter in conjunction with certain past due loans in the portfolio.  During the third quarter of 2009, the Company injected $500,000 into the Bank to replace depleted reserves caused by our start-up losses and comfortably maintain the Bank’s lending limit, which in general amounts to 15% of capital and unimpaired surplus.

Net Interest Income

Net interest income is determined by our level of earning assets and the management of our cost of deposits and other borrowings.  Our loan and investment portfolios are the primary drivers of net interest income.  During the nine months ended September 30, 2009, our loan portfolio increased $21.7 million from December 31, 2008.  Our investment portfolio increased $18.1 million over the same period.  We anticipate that over time, loan activity will drive the growth in our assets and net interest income.  However, since we commenced business in January 2008, the agency and investment grade debt markets have provided opportunities for superior risk-adjusted returns. As such, we have acquired assets in these markets along with our primary mission of building profitable banking relationships and funding commercial loans. Our ability to develop an investment income stream and recognize securities gains in recent periods has served as a welcomed buffer against expenses as we endeavor to build our balance sheet to a level of profitability. We anticipate that loan growth in future quarters will drive our overall increase in assets and net interest income.  However, as commercial credits and the real estate markets of metro Atlanta continue to suffer from the strain of a severe economic downturn, we will continue to acquire and manage investment grade securities to maximize our risk-adjusted returns.  At September 30, 2009, loans represented 46.6% of total assets, while securities and federal funds sold represented 40.9% of total assets.

We have continued to attract depositing clients to the Bank and at the same time have utilized institutional funding sources to manage our balance sheet.  As we grow, our focus is to attract business relationships and build a base of low-cost commercial deposits from which to fund our asset growth.  To manage our balance sheet, we will also market certificates of deposit and consumer-oriented products to fund longer term assets.  Atlanta is one of the highest cost retail deposit markets in the country.  As such, we will strategically utilize wholesale funding sources when appropriate to supplement our funding needs.  At September 30, 2009, retail deposits amounted to $55.7 million or 82.1% of total deposits.  Wholesale deposits amounted to $12.1 million or 17.9% of total deposits.  At September 30, 2009, wholesale funding, which includes wholesale deposits, Federal Home Loan Bank advances and other borrowings, amounted to $28.5 million or 33.6% of total liabilities.  Wholesale deposits represented 14.7% of total liabilities.

Results of Operations for the Three Months Ended September 30, 2009 and 2008

We incurred a net loss of $1,065,386 and $519,845 for the three months ended September 30, 2009 and 2008, respectively. For the three months ended September 30, 2009, we realized $1,121,313 in interest income, consisting primarily of $631,846 from loan revenue and $489,013 from investment revenue.  Additionally, $277,668 of non-interest income was recognized from the gain on sale of investment securities during the quarter.  During the third quarter of 2009, $64,920 in interest income was reversed as a result of loans placed on non-accrual. For the three months ended September 30, 2008, we realized $580,651 in interest income, consisting primarily of $347,075 from investment activities and $223,309 from loan activities. Provision expense against loan loss amounted to $819,160 during the third quarter.  Total allowance for loan loss amounted to $1,476,359 at September 30, 2009.  Provision expense during the third quarter of 2008 amounted to $171,680.  Total allowance for loan loss was $296,980 at September 30, 2008. The total allowance for loan loss amounted to $401,890 at December 31, 2008.   The Company increased its allowance levels during the third quarter by $810,310 in conjunction with loan generating activities and increased reserves for certain impaired loans in the portfolio.  The allowance for loan losses is increased by charging provision expense and from recoveries of loans previously charged-off.  To date, the Company charged-off one loan in the amount of $448,141.

Over time, we anticipate that loan revenue will comprise an increasing share of total revenue.  Since we commenced business in the spring of 2008, the government, government agency and investment grade debt markets have provided extraordinary opportunities for superior risk-adjusted returns.  As such, we have invested in these markets along with our primary mission of investing in commercial-grade loans.  Our ability to develop an income stream and recognize securities gains in recent periods has served as a welcome buffer against expense as we endeavor to build our balance sheet to a level of profitability. We anticipate the growth in loans in future quarters will drive our overall growth in assets and interest income. The primary sources of funding for our loan portfolio are deposits and Federal Home Loan advances and other wholesale borrowings. We incurred interest expense of $358,763 related to deposit accounts, $70,014 related to Federal Home Loan Bank advances, and $2,567 related to other borrowings during the three months ended September 30, 2009.  For the three months ended September 30, 2008, we incurred interest expense of $67,736 related to deposit accounts and $49,411 of interest expense related to Federal Home Loan Bank advances.

We incurred non-interest expenses amounting to $1,221,358 and $848,878 during the three months ended September 30, 2009 and 2008, respectively.  Included in non-interest expense for the three months ended September 30, 2009 is $677,698 in salaries and employee benefits, $170,275 for occupancy and equipment and $373,385 in other expenses.  Occupancy expense increased by $102,449 compared to the quarter ended September 30, 2008 as result of our opening the Peachtree Pavilion branch in October 2008 and the opening of our Alpharetta headquarters office in September 2009.  The primary components in the other operating expense category for the three months ended September 30, 2009 were $77,153 in regulatory fees, $69,548 in data processing and IT related services, and $47,400 in advertising and marketing expense.

Included in non-interest expense for the three months ended September 30, 2008 was $554,217 in salaries and employee benefits, $67,828 of occupancy and equipment and $226,833 in other operating expenses. Included in other operating expenses for the quarter ended September 30, 2008 was $45,990 in data processing and IT related services, $23,707 in legal fees, and $21,013 in expense related to advertising and marketing.

The following tables calculate the net yield on earning assets for the three months ended September 30, 2009 and 2008, respectively. Net yield on earning assets, commonly referred to as “margin”, is calculated by dividing annualized net interest income by average earning assets.  Net yield on earning assets amounted to 2.85% for the three months ended September 30, 2009, which represents a decrease of 137 basis points from the third quarter 2008.  The decline is due primarily to the increase in the Bank’s leverage over the comparative periods and an increase in non-performing loans.  In the third quarter 2008, most of the Company’s assets were funded from initial capital, which carries no explicit funding expense.  Subsequent assets have been funded primarily with interest-bearing liabilities.  In an effort to build a client base, we have occasionally offered promotional rates on certain deposit products.  While our promotional rates have been successful in attracting new depositors, the higher-cost funds have incrementally reduced our margin over the prior year.  Further, the comparative decline is related to the reversal of $64,920 of accrued interest income associated with loans placed on non-accrual during the period.  This income reversal, in conjunction with $6,649,360 of non-performing loan assets at September 30, 2009, serve to reduce the comparative margin.

For the three months ended September 30, 2009
Dollars In Thousands

	Avg. Bal.	Int Inc/Exp	Yield/Cost
Federal Funds Sold	1,057	-	0.00%
Securities	39,309	472	4.80%
Loans	49,088	632	5.15%
Other	7,225	17	0.94%
Total	96,679	1,121	4.64%

Interest Bearing Demand Deposits	26,744	166	2.48%
Time Deposits	28,273	193	2.73%
Other Borrowings	14,669	72	1.96%
Total	69,686	431	2.47%

Net Interest Income/spread		690	2.17%
Net yield on earning assets			2.85%

For the three months ended September 30, 2008
Dollars In Thousands

	Avg. Bal.	Int Inc/Exp	Yield/Cost
Federal Funds Sold	1,827	10	2.19%
Securities	23,773	314	5.28%
Loans	14,589	223	6.11%
Other	3,743	34	3.63%
Total	43,932	581	5.29%

Interest Bearing Demand Deposits	4,757	39	3.28%
Time Deposits	3,194	29	3.63%
Other Borrowings	7,635	49	2.57%
Total	15,586	117	3.00%

Net Interest Income/spread		464	2.29%
Net yield on earning assets			4.22%

Results of Operations for the Nine Months Ended September 30, 2009 and 2008

We incurred a net loss of $2,366,896 and $2,623,090 for the nine months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009, we realized $3,098,367 in interest income, consisting primarily of $1,755,787 from loan revenue and $1,341,103 from investment revenue. Additionally, $739,085 of non-interest income was recognized from the gain on sale of investment securities.  Interest income was negatively impacted during the period ended September 30, 2009 by loans placed on non-accrual.  During the second quarter, a loan amounting to $3,500,000 was placed on non-accrual and $43,750 was charged to the income statement and added to our provision for loan loss of 2009.  A second loan amounting to $448,141 was also placed on non-accrual and provision amounting to $448,141 was charged to the income statement and added to our provision for loan loss during the third quarter of 2009.  As a result of these actions, the Bank recognized an interest income reversal amounting to $82,968 during the second quarter.  During the third quarter of 2009, $448,141 was subsequently charged off against our allowance for loan loss.  During the third quarter ended September 30, 2009, loans amounting to $3,149,359 were placed on non-accrual and an additional $745,570 was added as a specific reserve for a non-performing loan.  This is a commercial real estate loan and in the opinion of management, the loan is well collateralized.  As a result of these actions, the Bank recognized an interest income reversal amounting to $64,620 during the third quarter and added a cumulative $810,310 to loan loss reserve during the third quarter.

For the nine months ended September 30, 2008, we realized $1,389,404 in interest income consisting primarily of $965,099 from investment activities and $301,365 from loan activities.  Over time, we anticipate that loan revenue will comprise an increasing share of total revenue.  Since we commenced business in the spring of 2008, the government, government agency and investment grade debt markets have provided extraordinary opportunities for superior risk-adjusted returns.  As such, we have invested in these markets along with our primary mission of investing in commercial-grade loans.  Our ability to develop an income stream and recognize securities gains in recent periods has served as a welcome buffer against expense as we endeavor to build our balance sheet to a level of profitability. We anticipate the growth in loans in future quarters will drive the growth in assets and interest income.  Provision expense against loan loss amounted to $1,522,610 during the nine months ended September 30, 2009.  The total allowance for loan loss amounted to $1,476,359 at September 30, 2009.  Provision expense during the third quarter of 2008 amounted to $296,980.  Total allowance for loan loss amounted to $296,980 at September 30, 2008. The total allowance for loan loss amounted to $401,890 at December 31, 2008.  The allowance for loan losses is increased by charging provision expense and by recoveries of loans previously charged-off.  To date, the Company has charged-off one loan in the amount of $448,141.

The primary sources of funding for our loan portfolio are deposits, Federal Home Loan advances and other sources of institutional funding. For the period ended September 30, 2009, we incurred interest expense of $973,475 related to deposit accounts, $209,815 related to Federal Home Loan Bank advances, and $3,059 related to other borrowings.  For the nine months ended September 30, 2008, we incurred interest expense of $86,282 related to deposit accounts and $74,340 of interest expense related to Federal Home Loan Bank advances.

We incurred non-interest expenses amounting to $3,513,571 and $3,592,520 during the nine months ended September 30, 2009 and 2008, respectively.  Included in non-interest expense for the nine months ended September 30, 2009 is $2,044,280 in salaries and employee benefits, $478,081 of occupancy and equipment and $991,210 in other expense.  Occupancy expense increased by $253,782 compared to the nine months ended September 30, 2008 as result of our opening the Peachtree Pavilion branch in October 2008 and the opening of our Alpharetta headquarters office in September 2009. The primary components of other operating expenses for the nine months ended September 30, 2009 were $177,857 in data processing and IT related services, $130,579 for advertising and marketing and $106,243 in legal fees.

The non-interest expense incurred in the nine months ended September 30, 2008 was $3,592,520. Included in non-interest expense was $2,768,079 in salaries and employee benefits, $179,934 of occupancy and equipment expenses, and $644,507 in other operating expenses. Included in salaries and employee benefits expense for the nine months ended September 30, 2008 was $1,318,033 of expense related to the issuance of warrants to organizers and directors of the Company, and $83,737 of expense related to the issuance of options to employees. Additionally, the primary components of other operating expenses included $78,453 in expense related to advertising and marketing, $86,731 in data processing and IT related services, $37,625 related to the issuance of warrants to an organizational consultant for the Bank, $52,856 in printing and supplies, $57,199 in legal fees and $52,709 in accounting fees.

The following tables calculate the net yield on earning assets for the nine months ended September 30, 2009 and 2008, respectively.  Net yield on earning assets amounted to 2.98% for the nine months ended September 30, 2009, which represents a decrease of 204 basis points from the first nine months of 2008.  The decline is due primarily to the increase in the Bank’s leverage over the comparative periods and an increase in non-performing loans.  Through the first nine months of 2008, most of the company’s assets were funded from initial capital, which carries no explicit funding expense.  Subsequent assets have been funded primarily with interest-bearing liabilities.  In an effort to build a client base, we have occasionally offered promotional rates on certain deposit products.  While our promotional rates have been successful in attracting new depositors, the higher-cost funds have incrementally reduced our margin over the prior year.  Further, the comparative decline is related to the reversal of $147,988 of accrued interest income associated with loans placed on non-accrual during the period.  This income reversal, in conjunction with $6,649,360 of non-performing loan assets on the books at September 30, 2009, serve to reduce the comparative margin.

For the nine months ended September 30, 2009
Dollars In Thousands

	Avg. Bal.	Int Inc/Exp	Yield/Cost
Federal Funds sold	858	1	0.16%
Securities	33,494	1,264	5.03%
Loans	43,376	1,756	5.40%
Other	7,918	77	1.30%
Total	85,646	3,098	4.82%

Interest Bearing Demand Deposits	23,436	472	2.69%
Time Deposits	22,609	501	2.95%
Other Borrowings	12,577	213	2.26%
Total	58,622	1,186	2.70%

Net Interest Income/spread		1,912	2.12%
Net yield on earning assets			2.98%

For the nine months ended September 30, 2008
Dollars In Thousands

	Avg. Bal.	Int Inc/Exp	Yield/Cost
Federal Funds sold	5,793	123	2.83%
Securities	18,128	918	6.75%
Loans	6,564	301	6.11%
Other	2,135	47	2.94%
Total	32,620	1,389	5.68%

Interest Bearing Demand Deposits	2,029	47	3.09%
Time Deposits	1,465	39	3.55%
Other Borrowings	3,779	74	2.61%
Total	7,273	160	2.93%

Net Interest Income/spread		1,229	2.75%
Net yield on earning assets			5.02%

Assets and Liabilities

General
A bank’s assets consist primarily of loans, investments and property.  A bank’s liabilities consist primarily of the deposits and other borrowings that it uses to fund assets. At September 30, 2009, we had total assets of $114,300,096, consisting principally of $45,582,913 in securities, $53,266,460 in net loans, $4,896,350 in interest-bearing accounts with other banks, and $5,497,357 in premises and equipment. Total assets increased by $43,097,546 since December 31, 2008, at which time we had total assets of $71,202,550. Assets as of December 31, 2008 consisted of cash and deposits due from banks of $1,029,163, federal funds sold of $1,297,000, interest-bearing accounts with other banks of $4,073,041, securities available for sale of $24,978,686, securities held to maturity $2,472,490, premises and equipment of $3,873,011, net loans of $31,553,475 and accrued interest receivable $430,972, restricted stock of $1,329,550 and other assets of $165,162.

During the nine months ended September 30, 2009, we have maintained significant levels of cash and equivalents on the balance sheet as result of growing deposit inflows and lower than anticipated loan demand.  Our investment securities portfolio increased by $18,131,737 over the period as we continued to deploy available funds into high-grade agency and corporate debt obligations.  Loan balances increased during the period by $21,712,985 or 69% as we continued to prudently build a portfolio of commercial loans and lending facilities.

Liabilities increased by $45,066,471 or 113% from December 31, 2008 to September 30, 2009.  Liabilities at September 30, 2009 amounted to $84,785,152, consisting principally of $67,742,933 in deposits, $11,400,000 in Federal Home Loan Bank advances, and $5,000,000 in other borrowings.  Other borrowings at September 30, 2009 consisted of a short term advance from the Federal Reserve’s Term Auction Facility.  During the nine month period, total deposits increased by $39,966,283 or 144% as business and marketing efforts increased the number and size of the Bank’s depositing clients.  Non-interest bearing balances increased by $2,482,338 or 139%. Our liabilities at December 31, 2008 were $39,718,681 and consisted of deposits of $27,776,650, Federal Home Loan Bank advances of $11,400,000 and other liabilities of $542,031, including interest payable.

At September 30, 2009, shareholders’ equity was amounted to $29,514,944.  During the first quarter, $500,000 was injected into the Bank from the Company to replenish capital reserves as result of ongoing losses incurred during our start-up period. An additional $500,000 was injected into the Bank during the third quarter. The injections were made to comfortably maintain the Bank’s legal lending limit, which in general amounts to 15% of capital and surplus.  Shareholders’ equity at December 31, 2008 was $31,483,869.

Investments
At September 30, 2009, the carrying value of our securities and restricted stock amounted to $46,949,763. This included $34,401,461 in mortgage backed securities, $11,181,452 in corporate bonds and $1,366,850 in restricted equity securities.  The restricted equity securities are comprised of stock in the Federal Reserve Bank of Atlanta and the Federal Home Loan Bank of Atlanta.  The carrying value of securities and restricted stock increased by $18,169,037 or 63% from December 31, 2008 to September 30, 2009. As of December 31, 2008, the carrying value of our securities and restricted stock amounted to $28,780,726.

Loans
Since loans typically provide higher interest yields than other types of interest earning assets, we intend over time to invest a substantial portion of our earning assets in our loan portfolio. At September 30, 2009, our loan portfolio consisted of $14,768,254 of construction and land development loans, $30,693,408 in other real estate loans, $1,486,364 in consumer loans, $7,653,443 in commercial and industrial loans, and $141,788 in other loans.

Total net loans increased during the nine months ended September 30, 2009 by $21,712,985 to $53,266,460 at September 30, 2009 from $31,553,475 at December 31, 2008.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision expense charged against earnings to our consolidated statement of operations. The allowance for loan losses was $1,476,359 as of September 30, 2009, an increase of $1,074,469 from December 31, 2008 when the allowance for loan losses was $401,890. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions regarding current portfolio and economic conditions, which we believe to be reasonable, but which may or may not prove to be accurate. Over time, we will periodically determine the amount of the allowance based on our consideration of several factors, including an ongoing review of the quality, mix and size of our overall loan portfolio, our historical loan loss experience, evaluation of economic conditions and other qualitative factors, specific problem loans and commitments that may affect the borrower’s ability to pay.

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

Information regarding allowance for loan loss data for the three and nine months ended September 30, 2009 is as follows:

	Three months	Nine months
	ended	ended
	September 30, 2009	September 30, 2009

Balance at beginning of period	$1,105,340	$401,890

Charge-offs:
Commercial and Industrial	$(448,141)	$(448,141)

Additions charged to expense during the period	819,160	1,522,610

Balance at end of period	$1,476,359	$1,476,359

Nonperforming Assets

The Bank had four non-accrual loans as of September 30, 2009 amounting to $6,649,360, or 5.82% of total assets and 12.48% of gross loans. All of our non-accrual loans are secured by real estate. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses. We believe the provision of $1,522,610 for the nine months ended September 30, 2009 to be adequate.

Placing theses loans on non-accrual status resulted in an interest income reversal of $82,968 during the second quarter and $64,920 during the third quarter of 2009. The Bank charged off one loan in the third quarter of 2009 amounting to $448,141. Generally, a loan is placed on non-accrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  The interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Loans are returned to accrual status when all the principal and interest amounts contractually due are reasonably assured of repayment within a reasonable time frame.

The company has allocated $872,437 in specific reserves relating to impaired loans as of September 30, 2009.  The allowance for loan losses is increased by charging reserves against income and by recoveries from loans previously charged off.

Premises and Equipment

Premises and Equipment amounted to $5,497,357 as of September 30, 2009 which represents an increase of $1,624,346 from December 31, 2008. The increase resulted principally from the acquisition of a headquarters building and associated equipment for $1,675,000 that was purchased during the second quarter.  A Current Report on Form 8-K describing this transaction was filed with the SEC on June 26, 2009.

Deposits

Our primary source of funds for loans and securities are our customer deposits, Federal Home Loan Bank advances and other borrowings. At September 30, 2009, we had $67,742,933 in deposits, which consisted primarily of $4,274,475 in non-interest bearing demand deposit accounts, $34,132,155 in time deposits, and $29,336,303 of other interest bearing accounts.  Deposits increased $39,966,283 or 144% from December 31, 2008 at which time deposits totaled $27,776,650 and consisted primarily of $1,792,137 in non-interest bearing demand deposit accounts, $10,634,756 in time deposits, and $15,349,757 of other interest bearing accounts.

Liquidity

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. For an operating bank, liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements, while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of certain maturities in our loan and investment portfolios are fairly predictable and subject to a high degree of control at the time investment decisions are made. However, other securities are subject to accelerated prepayments, which can affect the duration of the asset.  In general, deposit inflows and outflows are less predictable than asset inflows and outflows, and are not subject to the same degree of control.  As such, the practice of managing the balance and maturities of assets and liabilities on the balance sheet requires continuous attention.

Our primary sources of liquidity are deposits, borrowings, scheduled repayments on our loans, and interest on and maturities of our securities. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. Occasionally, we might sell securities in connection with the management of our interest sensitivity gap or to to manage cash availability. We may also utilize our cash and Due From Bank accounts, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. As of September 30, 2009, our primary source of liquidity included our securities portfolio, lines of credit available with correspondent banks totaling $14,900,000, and lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank of Atlanta. We believe our liquidity levels are adequate to meet our operating needs.

Off-Balance Sheet Risk

Through the operations of the Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2009 and December 31, 2008 we had issued commitments to extend credit of approximately $13,195,000 and $6,871,000 respectively through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources

Total shareholders’ equity decreased $1,968,295 or 6.25% from $31,483,869 at December 31, 2008 to $29,514,944 at September 30, 2009.  During the first quarter of 2009, the Company injected an additional $500,000 into the Bank to replace depleted reserves and comfortably maintain the Bank’s lending limit, which in general amounts to 15% of capital. The Bank received an additional $500,000 in capital from the Company during the third quarter.

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

Under the capital adequacy guidelines, regulatory capital is classified into two tiers. These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset. Tier 2 capital consists of Tier 1 capital plus the reserve for loan losses, subject to certain limitations. We are also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.

At the bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies. To be considered “adequately capitalized” under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%. To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. For the first years of operation, during the Bank’s “de novo” period, the Bank will be required to maintain a leverage ratio of at least 8%. The Bank exceeded its minimum regulatory capital ratios as of September 30, 2009, as well as the ratios to be considered “well capitalized.”

The following table sets forth the Bank’s various capital ratios at September 30, 2009.

Bank
Total risk-based capital	31.13%
Tier 1 risk-based capital	29.88%
Leverage capital	23.85%

We believe that our capital is sufficient to fund the activities of the Bank in its initial stages of operation and that the rate of asset growth will not negatively impact the capital base. As of September 30, 2009 there were no significant firm commitments outstanding for capital expenditures.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2009.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Part II – Other Information

Item 6.  Exhibits

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32.1	Section 1350 Certification of the Principal Executive Officer.

32.2	Section 1350 Certification of the Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Touchmark Bancshares, Inc.

Date: November 16, 2009	By:	/s/ William R. Short
William R. Short
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2009	By:	/s/ Robert D. Koncerak
Robert D. Koncerak
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32.1	Section 1350 Certification of the Principal Executive Officer.

32.2	Section 1350 Certification of the Principal Financial Officer.