Form 10-K
period 2009-12-31
Touchmark Bancshares, Inc.
filed 2010-04-15
CIK 1403008

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission file number 333-143840

TOUCHMARK BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	20-8746061 (I.R.S. Employer Identification No.)

3651 Old Milton Parkway
Alpharetta, Georgia 30005
(Address of principal executive offices)

(770) 407-6700
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Note—Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The estimated aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on June 30, 2009 was $14,496,098. Because there is not an active trading market for the Common Stock, we have used recent market trades at $7.50 as an estimate of the market value of a share of our Common Stock for purposes of calculating public float at June 30, 2009.

         The number of shares outstanding of the registrant's common stock was 3,465,391 at March 20, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement related to the Annual Meeting of Shareholders to be held on May 19, 2010 are incorporated by reference in response to Part III of this report.

PART I

Item 1.    Business

        This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in our forward-looking statements include, but are not limited to the following:

  •
  reduced earnings due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

  •
  reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;

  •
  the amount of our real estate-based loan portfolio collateralized by real estate, and the weakness in the commercial real estate market;

  •
  significant increases in competitive pressure in the banking and financial services industries;

  •
  changes in the interest rate environment which could reduce anticipated margins;

  •
  changes in political conditions or the legislative or regulatory environment;

  •
  general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected, resulting in, among other things, a deterioration in credit quality;

  •
  changes occurring in business conditions and inflation;

  •
  changes in deposit flows;

  •
  changes in technology;

  •
  changes in monetary and tax policies;

  •
  adequacy of the level of our allowance for loan losses;

  •
  the rate of delinquencies and amount of loans charged-off;

  •
  the rate of loan growth;

  •
  adverse changes in asset quality and resulting credit risk-related losses and expenses;

  •
  loss of consumer confidence and economic disruptions resulting from terrorist activities;

  •
  changes in the securities markets; and/or

  •
  other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

        The foregoing risks are exacerbated by the negative developments in national and international financial and credit markets, and we are unable to predict what effect these uncertain market conditions will have on our Company. During 2008 and 2009, the capital and credit markets experienced unprecedented levels of extended volatility and disruption. There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

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

General

        Touchmark Bancshares, Inc. (the "Company") was incorporated in Georgia in April 2007 for purposes of operating as a bank holding company and to own and control all of the capital stock of Touchmark National Bank (the "Bank"). Touchmark National Bank is a national banking association organized under the laws of the United States and provides banking services to small- to mid-sized commercial, professional and service companies and consumers, principally in Gwinnett, DeKalb, north Fulton and south Forsyth counties, Georgia. The Bank opened for business on January 28, 2008.

Marketing Focus

        Our primary focus is to fulfill the banking and financial needs of small to mid size business owners in our target markets. We strive to provide our clients a superior experience by combining innovative products with industry leading client service. Additionally, we continue to take advantage of the diverse ethnic backgrounds and strong ethnic ties of our directors within the Asian business community to create business opportunities for the Bank.

Banking Services

        The Bank is primarily engaged in the business of accepting demand and time deposits and providing commercial, consumer and mortgage loans to the general public. Deposits in the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") up to a maximum amount, which is currently $250,000 through December 31, 2013. The Bank is participating in the FDIC's Temporary Liquidity Guarantee Program (discussed below in greater detail) which, in part, fully insures non-interest bearing transaction accounts. Other services which the Bank offers include online banking, merchant services, digital lockbox, remote deposit capture, safe deposit boxes, bank official checks, ACH and wire transfer capabilities.

Locations and Service Area

        Our primary market area consists of Gwinnett, DeKalb, north Fulton and south Forsyth counties in the northern metropolitan area of Atlanta, Georgia. This market area is characterized by a diverse economy, a large business base, growing jobs and population. Major employers include Gwinnett County Public Schools, Gwinnett County Government, Gwinnett Health Care System, Wal-Mart, Publix, the U.S. Postal Service, and the State of Georgia. The amenities and opportunities that our market area offers are wide-ranging from housing, education, healthcare, shopping, recreation, and culture. We believe these factors make the quality of life in the area attractive. With the establishment of our main office location in Alpharetta, Georgia in September of 2009, we have expanded our presence in northern Fulton and south Forsyth Counties.

        We relocated our headquarters branch to 3651 Old Milton Parkway, Alpharetta, Georgia in September 2009. Prior to the move, we occupied temporary space in Norcross, Georgia. In addition to our Alpharetta locations, we operate a full service branch in Duluth, at the intersection of Peachtree

Industrial Boulevard and Abbotts Bridge Road, and a second full service branch in Doraville, in the Pavilion Shopping Center at the intersection of Peachtree Industrial Boulevard and Peachtree Road. These branch offices allow us to cover our desired market area and have increased our personal service delivery capabilities to all of our customers. We have and plan to continue to take advantage of existing contacts and relationships with individuals and companies in our market areas to more effectively market the services of the Bank.

Lending Activities

        General.    We emphasize a range of lending services, including real estate, commercial, and equity-line and consumer loans to individuals, small to mid-sized businesses, and professional concerns that are located in or conduct a substantial portion of their business in the Bank's market area. We compete for these loans with financial institutions that are well established in our service area and have greater resources and lending limits. As a result, in some instances, we may charge lower interest rates or structure more customized loan facilities to attract borrowers.

        The well established banks in our service area will likely make proportionately more loans to medium to large-sized businesses than we will. Many of the Bank's commercial loans are made to small to medium-sized businesses which may be less able to withstand competitive, economic, and financial conditions than larger borrowers.

        Loan Approval and Review.    Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. We attempt to mitigate repayment risks by adhering to internal credit policies and procedures. These policies and procedures include officer and client lending limits, a multi-layered approval process for larger loans, documentation examination, and follow-up procedures for exceptions to credit policies. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer's lending authority, the loan request is considered and approved by an officer with a higher lending limit or the board of directors' loan committee. We do not make loans to any director of the Bank unless the loan is approved by the board of directors of the Bank (with the interested director recusing him or herself from the deliberation process and the vote) and is made on terms not more favorable to the person than would be available to a person not affiliated with the Bank. The bank has no plans to engage in the business of originating consumer mortgages.

        Loan Distribution.    The percentage distribution of our loans as of December 2009 is as follows:

Real Estate	82.1%
Commercial Loans	7.1%
Consumer Loans	2.8%
Residential Mortgage Loans (including HELOCs)	8.0%

Total	100.0%

        Our loan distribution will vary over time based upon demand across our client base. Note that many loans secured by real estate, even if made to support the operation of a commercial enterprise or consumer households, are classified as Real Estate loans.

        Credit Administration and Loan Review.    We monitor our loan portfolio on an ongoing basis. We also apply a credit grading system to each loan, and we use an independent consultant to review the loan files on a test basis to confirm our loan grading and adherence to policy. Each loan officer is responsible for each loan he or she makes, regardless of whether other individuals or committees joined in the approval. This responsibility continues until the loan is repaid or until the loan is officially assigned to another officer.

        Allowance for Loan Losses.    We maintain an allowance for loan losses, which we establish through a provision for loan losses charged against income. We will charge loans against this allowance when we believe the collectability of principal is unlikely. The allowance is an estimate based on our loss history and that of our peers that we believe will be adequate to absorb losses inherent in the loan portfolio based on regular evaluations of its collectability. Our allowance to gross loans was 2.12% at December 31, 2009. We periodically adjust the amount of the allowance based on our consideration of factors including:

  •
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

        Lending Limits.    The bank's lending activities are subject to a variety of lending limits imposed by federal law. In general, the bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank's capital and unimpaired surplus. Different limits may apply based on the type of loan or the nature of the borrower, including the borrower's relationship to the bank. These limits will increase or decrease as the bank's capital increases or decreases. Unless the bank is able to sell participations in its loans to other financial institutions, the bank is not able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

        Credit Risk.    The principal credit risk associated with each category of loans is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the manufacturing, services, and retail market segments. General economic factors affecting a borrower's ability to repay include interest rates, inflation, employment rates, and the strength of the local and national economies as well as other factors affecting a borrower's customers, suppliers, and employees.

        Real Estate Loans.    Loans secured by first or second mortgages on real estate comprise in excess of 80% of the bank's loan portfolio. These loans generally fall into one of two categories: commercial real estate loans and construction development loans.

        Commercial real estate loans generally have terms of five years or less, although payments may be structured on a 10-25 year amortization basis. We evaluate each borrower on an individual basis and attempt to determine its business risks and credit profile. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings with the loan-to-value ratio established by independent appraisals. We typically review all of the personal financial statements of the principal owners and require their personal guarantees. These reviews generally reveal secondary sources of payment and liquidity to support a loan request.

        Construction and development real estate loans are offered to builders, developers and consumers at adjustable and fixed rates. With some exception, the term of construction and development loans generally is limited to 12 months, although payments may be structured on a longer amortization basis. Most loans will mature and require payment in full upon the sale of the property. We believe that construction and development loans generally carry a higher degree of risk than long term financing of existing properties. Repayment depends on the ultimate completion of the project and usually on the sale of the property. Specific risks include:

  •
  cost overruns;

  •
  mismanaged construction;

  •
  inferior or improper construction techniques;

  •
  economic changes or downturns during construction;

  •
  a downturn in the real estate market;

  •
  rising interest rates which may prevent sale of the property; and

  •
  failure to sell completed projects in a timely manner.

        We attempt to reduce risk by obtaining personal guarantees where possible, and by keeping the loan-to-value ratio of the completed project below specified percentages. We also may reduce risk by selling participations in larger loans to other institutions when possible.

        We focus our real estate-related activity in four areas: (1) commercial real estate development loans (2) owner-occupied commercial real estate loans (3) investor-owned commercial real estate loans and (4) home equity improvement loans. Interest rates for all real estate loans may be fixed or adjustable, and will more likely be fixed for shorter-term loans. We generally charge an origination fee for each loan. Other loan fees consist primarily of late charge fees. These loans are made consistent with the bank's appraisal policy and with the ratio of the loan principal to the value of collateral as established by independent appraisal generally not to exceed 85%. We expect these loan to value ratios will be sufficient to compensate for fluctuations in real estate market value. Some loans may be sold in the secondary market in conjunction with performance management or portfolio management goals.

        Real estate loans are subject to the same general risks as other loans. Real estate loans are also sensitive to fluctuations in the value of the real estate securing the loan. On first and second mortgage loans we do not advance more than regulatory limits. We require a valid mortgage lien on all loans secured by real property. We also require borrowers to obtain hazard insurance policies and flood insurance if applicable. Additionally, certain types of real estate loans have specific risk characteristics that vary according to the collateral type securing the loan and the terms and repayment sources for the loan.

        Commercial Loans/Small Business Lending.    Our commercial lending is focused on small- to medium-size businesses located in or serving the Bank's primary service area. We consider "small businesses" to include commercial, professional and retail firms with annual sales of $50 million or less.

        Commercial/small business products include:

  •
  working capital lines of credit;

  •
  business term loans to purchase fixtures and equipment, site acquisition or business expansion;

  •
  inventory, accounts receivable lending; and

  •
  construction and permanent loans for owner-occupied buildings.

        Within commercial and small business lending, we also utilize government enhancements such as the Small Business Administration ("SBA") programs. These loans will typically be partially guaranteed by the government. Government guarantees of SBA loans have historically not exceeded 75% of the loan value, although in 2009 enhanced SBA programs were authorized that provided guarantees of up to 90% of loan value for certain classes of loans.

        Equipment loans typically will be made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment. Longer terms may be available with an SBA guaranty. Working capital loans typically have terms not exceeding one year and usually are secured by accounts receivable, inventory, or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal will typically be repaid as the assets securing the loan are converted into cash, and in other cases principal will typically be due at maturity. Trade letters of credit, standby letters of credit, and foreign exchange will generally be handled through a correspondent bank as agent for the Bank. Construction loans are also available for eligible borrowers. The construction lending will be short-term, generally with maturities of less than twelve months, and be set up on a draw basis.

        Commercial loans primarily have risk that operating cash flows, the primary source of repayment, will be insufficient to service the debt. Often this occurs as the result of changes in local economic conditions or in the industry in which the borrower operates which impact cash flow or collateral value. While our bank routinely takes real estate as collateral, our credit policy places emphasis on the cash flow characteristics of its borrowing clients.

        Consumer Loans.    We offer consumer loans to customers in our primary service area. Consumer lending products include:

  •
  home improvement loans;

  •
  automobile, RV and boat loans;

  •
  installment loans (secured and unsecured); and

  •
  consumer real estate lending as discussed above.

        Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because the value of the collateral may depreciate rapidly, they are often dependent on the borrower's employment status as the sole source of repayment, and some of them are unsecured. To mitigate these risks, we analyze selective underwriting criteria for each prospective borrower, which may include the borrower's employment history, income history, credit bureau reports, or debt to income ratios. If the consumer loan is secured by property, such as an automobile loan, we also attempt to offset the risk of rapid depreciation of the collateral with a shorter loan amortization period. Despite these efforts to mitigate our risks, consumer loans have a higher rate of default than real estate loans. For this reason, we also attempt to reduce our loss exposure to these types of loans by limiting their sizes relative to other types of loans. We have no plans to engage in any sub-prime or speculative lending, including plans to originate loans with high loan-to-value ratios.

Deposit Services

        We offer a full range of deposit services that are typically available in most banks and savings and loan associations. These include checking accounts, NOW accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our primary service area at competitive rates. In addition, we offer IRAs to individuals.

Other Banking Services

        We offer cashier's checks, banking by mail, remote deposit, ACH origination, lock box services and United States Savings Bonds. We are associated with national ATM networks that can be used by the bank's customers throughout the country. We believe that by being associated with a shared network of ATMs, we are better able to serve our customers and will be able to attract customers who are accustomed to the convenience of using ATMs. We also offer debit card and credit card services through a correspondent bank as an agent for the bank. We also offer other services including lines of credit, 24-hour telephone banking, on-line banking and electronic bill-pay. We do not have trust powers and do not expect to utilize trust powers during our initial years of operation.

Competition

        The banking business is highly competitive. We compete as a financial intermediary with other commercial banks, savings banks, credit unions, finance companies and money market mutual funds in our primary service area. Many of these institutions have resources and lending limits that exceed our own, and many of our large competitors operate extensive branch networks and trust services that we do not offer. Our competitors include large national, super regional and regional banks like Wells Fargo (Wachovia Bank), SunTrust Bank, Regions Bank, as well as established community banks such as Brand Banking Company and United Community Bank. Nevertheless, we believe that our management team, our focus on relationship banking and the economic and demographic dynamics of our service area will allow us to gain a meaningful share of the area's deposits.

Employees

        As of March 15, 2010, the bank had 26 full-time employees.

Corporate Information

        Our corporate headquarters are located at 3651 Old Milton Parkway, Alpharetta, Georgia, 30005, and our telephone number is (770) 407-6700. Our website is located at www.touchmarknb.com. The information on our website is not incorporated by reference into this report.

        We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any reports, statements or other information that we file at the SEC's public reference facilities at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at (800) SEC-0330 for further information regarding the public reference facilities. The SEC maintains a website, http://www.sec.gov, which contains reports, proxy statements and information statements and other information regarding registrants that file electronically with the SEC, including us. Our SEC filings are also available to the public from commercial document retrieval services.

        You may also request a copy of our filings at no cost by writing to us at Touchmark Bancshares, Inc., 3651 Old Milton Parkway, Alpharetta, Georgia, 30005, Attention: Mr. Robert D. Koncerak, Chief Financial Officer, or telephoning us at: (770) 407-6700.

SUPERVISION AND REGULATION

        Both the Company and the Bank are subject to extensive state and federal banking laws and regulations that impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of our operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

        The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations. It is intended only to briefly summarize some material provisions.

Recent Regulatory Developments

        The following is a summary of recently enacted laws and regulations that could materially impact our business, financial condition or results of operations. This discussion should be read in conjunction with the remainder of the "Supervision and Regulation" section of this Form 10-K.

        Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than 12 months. These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions. Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance. In response to the challenges facing the financial services sector, several regulatory and governmental actions have been announced including:

  •
  The Emergency Economic Stabilization Act, approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the U.S. Treasury to purchase troubled assets from banks, authorized the Securities and Exchange Commission to suspend the application of marked-to-market accounting, and raised the basic limit of FDIC deposit insurance from $100,000 to $250,000 through December 31, 2013;

  •
  On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance;

  •
  On October 14, 2008, the U.S. Treasury announced the creation of a new program, the Capital Purchase Program, that encourages and allows financial institutions to build capital through the sale of senior preferred shares to the U.S. Treasury on terms that are non-negotiable;

  •
  On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program ("TLGP"), which seeks to strengthen confidence and encourage liquidity in the banking system. The TLGP has two primary components that are available on a voluntary basis to financial institutions:

  •
  Guarantee of newly-issued senior unsecured debt; the guarantee would apply to new debt issued on or before October 31, 2009 and would provide protection until December 31, 2012; issuers electing to participate would pay a 75 basis point fee for the guarantee; and

    •
    Unlimited deposit insurance for non-interest bearing deposit transaction accounts; financial institutions electing to participate will pay a 10 basis point premium in addition to the insurance premiums paid for standard deposit insurance.

  •
  On February 10, 2009, the U.S. Treasury announced the Financial Stability Plan, which earmarked $350 billion of the TARP funds authorized under EESA. Among other things, the Financial Stability Plan includes:

  •
  A capital assistance program that will invest in mandatory convertible preferred stock of certain qualifying institutions determined on a basis and through a process similar to the Capital Purchase Program;

  •
  A consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances;

  •
  A new public-private investment fund that will leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy "toxic assets" from financial institutions; and

  •
  Assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.

  •
  On February 17, 2009, the American Recovery and Reinvestment Act (the "Recovery Act") was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy. The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs. The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws. The Recovery Act also imposes certain limitations on compensation paid by participants in the U.S. Treasury's Troubled Asset Relief Program ("TARP").

  •
  On March 23, 2009, the U.S. Treasury, in conjunction with the FDIC and the Federal Reserve, announced the Public-Private Partnership Investment Program for Legacy Assets which consists of two separate plans, addressing two distinct asset groups:

  •
  The Legacy Loan Program, which the primary purpose will be to facilitate the sale of troubled mortgage loans by eligible institutions, which include FDIC-insured federal or state banks and savings associations. Eligible assets may not be strictly limited to loans; however, what constitutes an eligible asset will be determined by participating Banks, their primary regulators, the FDIC and the U.S. Treasury. Additionally, the Loan Program's requirements and structure will be subject to notice and comment rulemaking, which may take some time to complete.

  •
  The Securities Program, which will be administered by the U.S. Treasury, involves the creation of public-private investment funds to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, "Legacy Securities"). Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements.

  •
  On May 22, 2009, the FDIC levied a one-time special assessment on all banks due on September 30, 2009; and

  •
  On November 12, 2009, the FDIC issued a final rule to require banks to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 and to increase assessment rates effective on January 1, 2011.

        We are participating in the unlimited deposit insurance component of the TLGP; however, we do not expect to issue unsecured debt before the termination of that component of the TLGP. As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC's deposit insurance fund, our deposit insurance costs increased significantly in 2009. We have elected not to participate in the TARP Capital Purchase Program, but will consider participating in similar programs, if any, announced in the future. Regardless of our lack of participation, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

Touchmark Bancshares, Inc.

        We own 100% of the outstanding capital stock of the Bank, and therefore we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956 (the "Bank Holding Company Act"). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve (the "Federal Reserve") under the Bank Holding Company Act and its regulations promulgated thereunder. Moreover, as a bank holding company of a bank located in Georgia, we also are subject to regulation by Georgia Department of Banking and Finance.

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

        Permitted Activities.    Under the Bank Holding Company Act, we are generally permitted to engage in the following activities:

  •
  banking or managing or controlling banks;

  •
  furnishing services to or performing services for our subsidiaries; and

  •
  any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

        Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

  •
  factoring accounts receivable;

  •
  making, acquiring, brokering or servicing loans and usual related activities;

  •
  leasing personal or real property;

  •
  operating a non-bank depository institution, such as a savings association;

  •
  trust company functions;

  •
  financial and investment advisory activities;

  •
  conducting discount securities brokerage activities;

  •
  underwriting and dealing in government obligations and money market instruments;

  •
  providing specified management consulting and counseling activities;

  •
  performing selected data processing services and support services;

  •
  acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

  •
  performing selected insurance underwriting activities.

        As a bank holding company we also can elect to be treated as a "financial holding company," which would allow us to engage in a broader array of activities. In summary, a financial holding company can engage in activities that are financial in nature or incidental or complimentary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities. We have not sought financial holding company status, but may elect such status in the future as our business matures. If we were to elect financial holding company status, each insured depository institution we control would have to be well capitalized, well managed, and have at least a satisfactory rating under the Community Reinvestment Act (discussed below).

        The Federal Reserve has the authority to order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.

        Change in Control.    In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated thereunder, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Following the relaxing of these restrictions by the Federal Reserve in September 2008, control will be rebuttably presumed to exist if a person acquires more than 33% of the total equity of a bank or bank holding company, of which it may own, control or have the power to vote not more than 15% of any class of voting securities.

        Source of Strength.    In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which we might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary, other than a non-bank subsidiary of a bank, upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of a bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiaries if the agency determines that divestiture may aid the depository institution's financial condition. Further, any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank at a certain level would be assumed by the bankruptcy trustee and entitled to priority payment.

        Capital Requirements.    The Federal Reserve Board imposes certain capital requirements on the bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are essentially the same as those that apply to the Bank and are described below under "Touchmark National Bank."

Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company. Our ability to pay dividends depends on the Bank's ability to pay dividends to us, which is subject to regulatory restrictions as described below in "Touchmark National Bank—Dividends." We are also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

        State Law Restrictions.    As a Georgia business corporation, we are subject to certain limitations and restrictions under applicable Georgia corporate law.

Touchmark National Bank

        The Bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the OCC. Deposits in the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") up to a maximum amount, which is currently $100,000 for each non-retirement depositor and $250,000 for certain retirement-account depositors. However, the FDIC has increased the coverage up to $250,000 for each non-retirement depositor through December 31, 2013, and the Bank is participating in the FDIC's Temporary Liquidity Guarantee Program (discussed above in greater detail) which, in part, fully insures non-interest bearing transaction accounts. The OCC and the FDIC regulate or monitor virtually all areas of the Bank's operations, including:

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

        The OCC requires that the Bank maintain specified ratios of capital to assets and imposes limitations on the Bank's aggregate investment in real estate, bank premises, and furniture and fixtures. Two categories of regulatory capital are used in calculating these ratios—Tier 1 capital and total capital. Tier 1 capital generally includes common equity, retained earnings, a limited amount of qualifying preferred stock, and qualifying minority interests in consolidated subsidiaries, reduced by goodwill and certain other intangible assets, such as core deposit intangibles, and certain other assets. Total capital generally consists of Tier 1 capital plus Tier 2 capital, which includes the allowance for loan losses, preferred stock that did not qualify as Tier 1 capital, certain types of subordinated debt and a limited amount of other items.

        The Bank is required to calculate three ratios: the ratio of Tier 1 capital to risk-weighted assets, the ratio of total capital to risk-weighted assets, and the "leverage ratio," which is the ratio of Tier 1 capital to average assets on a non-risk-adjusted basis. For the two ratios of capital to risk-weighted assets, certain assets, such as cash and U.S. Treasury securities, have a zero risk weighting. Others, such as commercial and consumer loans, have a 100% risk weighting. Some assets, notably purchase-money loans secured by first-liens on residential real property, are risk-weighted at 50%. Assets also include amounts that represent the potential funding of off-balance sheet obligations such as loan commitments and letters of credit. These potential assets are assigned to risk categories in the same manner as funded assets. The total assets in each category are multiplied by the appropriate risk weighting to determine risk-adjusted assets for the capital calculations.

        The minimum capital ratios for both the Company and the Bank are generally 8% for total capital, 4% for Tier 1 capital and 4% for leverage. To be eligible to be classified as "well-capitalized," the Bank must generally maintain a total capital ratio of 10% or more, a Tier 1 capital ratio of 6% or more, and a leverage ratio of 5% or more. In addition, as a de novo bank, the Bank must maintain a Tier 1 capital of at least 8%.

        Prompt Corrective Action.    The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established a "prompt corrective action" program in which every bank is placed in one of five regulatory categories, depending primarily on its regulatory capital levels. The OCC and the other federal banking regulators are permitted to take increasingly severe action as a bank's capital position or financial condition declines below the "Adequately Capitalized" level described below. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank's leverage ratio reaches two percent. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital. The OCC's regulations set forth five capital categories, each with specific regulatory consequences. The categories are:

  •
  Well Capitalized—The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution is one (i) having a total capital ratio of 10% or greater, (ii) having a Tier 1 capital ratio of 6% or greater, (iii) having a leverage capital ratio of 5% or greater and (iv) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

  •
  Adequately Capitalized—The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution is one (i) having a total capital ratio of 8% or greater, (ii) having a Tier 1 capital ratio of 4% or greater and (iii) having a leverage capital ratio of 4% or greater or a leverage capital ratio of 3% or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system.

  •
  Undercapitalized—The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution is one (i) having a total capital ratio of less than 8% or (ii) having a Tier 1 capital ratio of less than 4% or (iii) having a leverage capital ratio of less than 4%, or if the institution is rated a composite 1 under the CAMELS rating system, a leverage capital ratio of less than 3%.

  •
  Significantly Undercapitalized—The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution is one (i) having a total capital ratio of less than 6% or (ii) having a Tier 1 capital ratio of less than 3% or (iii) having a leverage capital ratio of less than 3%.

  •
  Critically Undercapitalized—The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2%.

        If the OCC determines, after notice and an opportunity for hearing, that the Bank is in an unsafe or unsound condition, the regulator is authorized to reclassify the Bank to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.

        If the Bank is not well capitalized, it cannot accept brokered time deposits without prior FDIC approval and, if approval is granted, cannot offer an effective yield in excess of 75 basis points on interests paid on deposits of comparable size and maturity in such institution's normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside the Bank's normal market area. Moreover, if the Bank becomes less than adequately capitalized, it must adopt a capital restoration plan acceptable to the OCC that is subject to a limited performance guarantee by the corporation. The Bank also would become subject to increased regulatory oversight, and is increasingly restricted in the scope of its permissible activities. Each company having control over an undercapitalized institution also must provide a limited guarantee that the institution will comply with its capital restoration plan. Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow. An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate Federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action. The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency. A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

        An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution, would be undercapitalized. In addition, an institution cannot make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be undercapitalized. Thus, if payment of such a management fee or the making of such would cause the Bank to become undercapitalized, it could not pay a management fee or dividend to us.

        As of December 31, 2009, the Bank was deemed to be "well capitalized."

        Standards for Safety and Soundness.    The Federal Deposit Insurance Act ("FDIA") also requires the federal banking regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset growth. The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits. The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement these required standards. These guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if the OCC determines that the Bank fails to meet any standards prescribed by the guidelines, the agency may require the

Bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the OCC. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

        De Novo Status.    As a de novo bank, the Bank is required to obtain from the OCC a written determination of no objection before the Bank engages in any significant deviation or change from its business plan or operations. In addition, during the first three years of the Bank's operations, the Bank is required to provide the FDIC with a copy of any such notice made to the OCC.

        Regulatory Examination.    The OCC requires the Bank to prepare annual reports on the Bank's financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

        All insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate federal banking agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and state supervisor when applicable. The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

  •
  internal controls;

  •
  information systems and audit systems;

  •
  loan documentation;

  •
  credit underwriting;

  •
  interest rate risk exposure; and

  •
  asset quality.

        Insurance of Accounts and Regulation by the FDIC.    The Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions. It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

        On October 3, 2008, President George W. Bush signed the Emergency Economic Stabilization Act of 2008, which temporarily raises the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The temporary increase in deposit insurance coverage became effective immediately upon the President's signature. The legislation provides that the basic deposit insurance limit will return to $100,000 on December 31, 2013.

        Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution's ranking in one of four risk categories based upon supervisory and capital evaluations. For deposits held as of March 31, 2009, institutions were assessed at annual rates ranging from 12 to 50 basis points, depending on each institution's risk of default as measured by regulatory capital ratios and other supervisory measures. Effective April 1, 2009, assessments also took into account each institution's reliance on secured liabilities and brokered deposits. This resulted in assessments ranging from 7 to 77.5 basis points. In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution's total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. This special assessment was part of the FDIC's efforts to rebuild the Deposit Insurance Fund.

        In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. In December 2009, we paid $399,481 in prepaid risk-based assessments, which included $23,970 related to the fourth quarter of 2009 that would have been otherwise payable in the first quarter of 2010. This amount is included in deposit insurance expense for 2009. The remaining $375,511in prepaid deposit insurance is included in other assets in the accompanying balance sheet as of December 31, 2009. As a result, we incurred increased insurance costs during 2009 than in previous periods.

        The FDIC may terminate the deposit insurance of any insured depository institution, including the bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OCC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management of the bank is not aware of any practice, condition or violation that might lead to termination of the bank's deposit insurance.

        Transactions with Affiliates and Insiders.    The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company and the Bank are subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W. Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Bank's capital and surplus and, as to all affiliates combined, to 20% of the Bank's capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. The Bank is forbidden to purchase low quality assets from an affiliate.

        Section 23B of the Federal Reserve Act, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

        Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. The regulation also limits the amount of loans that can be purchased by a bank from an affiliate to not more than 100% of the bank's capital and surplus.

        The Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates, and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

        Dividends.    The Company's principal source of cash flow, including cash flow to pay dividends to its shareholders, is dividends it receives from the Bank. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company. As a general rule, the amount of a dividend may not exceed, without prior regulatory approval, the sum of net income in the calendar year to date and the retained net earnings of the immediately preceding two calendar years. A depository institution may not pay any dividend if payment would cause the institution to become undercapitalized or if it already is undercapitalized. The OCC may prevent the payment of a dividend if it determines that the payment would be an unsafe and unsound banking practice. The OCC also has advised that a national bank should generally pay dividends only out of current operating earnings.

        Branching.    National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the OCC. In addition, with prior regulatory approval, the Bank is able to acquire existing banking operations in Georgia. Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, and interstate merging by banks. Georgia law, with limited exceptions, currently permits branching across state lines only through interstate mergers.

        Anti-Tying Restrictions.    Under amendments to the Bank Holding Company Act and Federal Reserve regulations, a bank is prohibited from engaging in certain tying or reciprocity arrangements with its customers. In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for these on the condition that (i) the customer obtain or provide some additional credit, property, or services from or to the bank, the bank holding company or subsidiaries thereof or (ii) the customer may not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. Certain arrangements are permissible: a bank may offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products; and certain foreign transactions are exempt from the general rule. A bank holding company or any bank affiliate also is subject to anti-tying requirements in connection with electronic benefit transfer services.

        Community Reinvestment Act.    The Community Reinvestment Act requires that the OCC evaluate the record of the Bank in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank.

        Finance Subsidiaries.    Under the Gramm-Leach-Bliley Act (the "GLBA"), subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form "financial subsidiaries" that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank's equity investment in the financial subsidiary be deducted from the bank's assets and tangible equity for purposes of calculating the bank's capital adequacy. In addition, the GLBA imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates.

        Consumer Protection Regulations.    Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

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

        The deposit operations of the Bank also are subject to:

  •
  the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

  •
  the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

        Enforcement Powers.    The Bank and its "institution-affiliated parties," including its management, employees, agents, independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies' power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

        Anti-Money Laundering.    Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The Company and the Bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and "knowing your customer" in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA Patriot Act, enacted in 2001 and renewed in 2006. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing "cease and desist" orders and money penalty sanctions against institutions found to be violating these obligations.

        USA PATRIOT Act/Bank Secrecy Act.    The USA PATRIOT Act amended, in part, the Bank Secrecy Act and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the Treasury Department's Financial Crimes Enforcement Network for transactions exceeding $10,000; and (iv) filing suspicious activities reports if a bank believes a customer may be violating U.S. laws and regulations and requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

        Under the USA PATRIOT Act, the FBI can send to the banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. The Bank can be requested to search its records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI.

        The Office of Foreign Assets Control ("OFAC"), which is a division of the U.S. Department of the Treasury, is responsible for helping to insure that United States entities do not engage in transactions with "enemies" of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons. [confirm]

        Privacy and Credit Reporting.    Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. It is the Bank's policy not to disclose any personal information unless required by law. The OCC and the federal banking agencies have prescribed standards for maintaining the security and confidentiality of consumer information. The Bank is subject to such standards, as well as standards for notifying consumers in the event of a security breach.

        Like other lending institutions, the Bank utilizes credit bureau data in its underwriting activities. Use of such data is regulated under the Federal Credit Reporting Act on a uniform, nationwide basis, including credit reporting, prescreening, sharing of information between affiliates, and the use of credit data. The Fair and Accurate Credit Transactions Act of 2003 (the "FACT Act") permits states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of the FACT Act.

        Check 21.    The Check Clearing for the 21st Century Act gives "substitute checks," such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

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

  •
  requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

  •
  requiring the re-crediting of funds to an individual's account on the next business day after a consumer proves that the financial institution has erred.

        Effect of Governmental Monetary Policies.    Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

        Proposed Legislation and Regulatory Action.    Legislative and regulatory proposals regarding changes in banking, and the regulation of banks, federal savings institutions, and other financial institutions and bank and bank holding company powers are being considered by the executive branch of the federal government, Congress and various state governments. Certain of these proposals, if adopted, could significantly change the regulation or operations of banks and the financial services industry. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation's financial institutions. On June 17, 2009, the U.S. Treasury released a white paper entitled "Financial Regulatory Reform—A New Foundation: Rebuilding Financial Supervision and Regulation" (the "Proposal") which calls for sweeping regulatory and supervisory reforms for the entire financial sector and seeks to advance the following six key objectives: (i) promote robust supervision and regulation of financial firms, (ii) establish comprehensive supervision of financial markets, (iii) protect consumers and investors from financial abuse, (iv) provide the government with additional powers to monitor systemic risks, supervise and regulate financial products and markets, and to resolve firms that threaten financial stability, and (v) raise international regulatory standards and improve international cooperation.

        The Proposal includes the creation of a new federal government agency, the National Bank Supervisor ("NBS") that would charter and supervise all federally chartered depository institutions, and all federal branches and agencies of foreign banks. It is proposed that the NBS take over the responsibilities of the OCC, which currently charters and supervises nationally chartered banks, such as the Bank, and the responsibility for the institutions currently supervised by the Office of Thrift Supervision, which supervises federally chartered savings institutions and federal savings institution holding companies.

        The elimination of the OCC, as proposed by the administration, also would result in a new regulatory authority for the Bank. There is no assurance as to how this new supervision by the NBS will affect our operations going forward.

        The Proposal also includes the creation of a new federal agency designed to enforce consumer protection laws. The Consumer Financial Protection Agency ("CFPA") would have authority to protect consumers of financial products and services and to regulate all providers (bank and non-bank) of such services. The CFPA would be authorized to adopt rules for all providers of consumer financial services, supervise and examine such institutions for compliance, and enforce compliance through orders, fines, and penalties. The rules of the CFPA would serve as a "floor" and individual states would be permitted to adopt and enforce stronger consumer protection laws. If adopted as proposed, we may become subject to multiple laws affecting its provision of loans and other credit services to consumers, which may substantially increase the cost of providing such services.

        On February 2, 2010, the U.S. President called on the U.S. Congress to create a new Small Business Lending Fund. Under this proposal, $30 billion in TARP funds would be transferred to a new program outside of TARP to support small business lending. As proposed, only small and medium-sized banks would qualify to participate in the program.

        New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation's financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Item 2.    Properties

        Our executive offices are located at 3651 Old Milton Parkway, Alpharetta, Georgia. We acquired our headquarters facility in June 2009, relocated our headquarters offices from temporary space in Norcross and subsequently opened our headquarters branch at this location in September 2009. Our building is roughly 8,600 square feet in size on approximately two acres of land located at the intersection of Old Milton Parkway and Brookside Parkway. Touchmark Bancshares, Inc. owns the building and property and leases the facility to Touchmark National Bank under terms of a 60 month lease with an option to renew. Fair market rent is $14,233.33 per month with an annual 2% escalator clause. Because this lease results in a payment from our bank to our holding company, there is no net effect; however the lease accomplishes a regular transfer of funds from the bank to the holding company. Our main office for regulatory purposes is our branch located at the intersection of Peachtree Industrial Boulevard and Abbotts Bridge Road in Duluth, Georgia. The address is 3170 Peachtree Industrial Boulevard, Suite 100, Duluth, Georgia 30097. This office is approximately 3,000 square feet and is leased for a period of five years with two five-year options to renew. Monthly rental payments began at $5,566 (including common area maintenance) and increase incrementally over the term of the lease. We also operate a branch office in Doraville, opened in the fourth quarter of 2008, located in the Peachtree Pavilion Shopping Center at the intersection of Peachtree Industrial Boulevard and Peachtree Road. This location is operated under a five-year lease with a five-year renewal option. Monthly lease payments are $11,373 (including common area maintenance) during the first year and increase 2% each year thereafter. The Doraville lease covers approximately 4,300 square feet of office space.

        While our headquarters branch was established in Alpharetta during the third quarter of 2009, we remain obligated to 20 months remaining on an initial 55-month lease at 3740 Davinci Court in Norcross, Georgia which began in May 2007. This facility is approximately 5,000 square feet. The lease matures in November 2011. Annual rent is $7,410 per month and escalates periodically during the term of the lease. While the compelling value of the Alpharetta property acquisition mitigates the impact of ongoing monthly expense at Davinci Court, we are marketing the space to sublet for the balance of the lease term.

        During 2007, we purchased 9.7 acres of land for approximately $2.3 million on Satellite Boulevard near I-85 in Duluth, Georgia, as a potential site for our future main office. Our original business plan called for the construction of a permanent headquarters office in Duluth, Georgia. While the land represented an attractive opportunity for us, the 2009 decision to acquire our Alpharetta facility changed our plans in this regard and we are currently marketing the property for sale.

Item 3.    Proceedings.

        In the ordinary course of operations, we may be a party to various legal proceedings from time to time. We do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations, or financial condition.

Item 4.    [Removed and Reserved]

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        We are currently quoted on the OTC Bulletin Board under the symbol "TMAK" and have a sponsoring broker-dealer to match buy and sell orders for our common stock. Although we are quoted on the OTC Bulletin Board, the trading market of our common stock on the OTC Bulletin Board is limited and lacks the depth, liquidity, and orderliness necessary to maintain a liquid market. The OTC Bulletin Board prices are quotations, which reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. There is currently no established public trading market in our common stock, and we are not aware of any trading or quotations of our common stock. Because there has not been an established market for our common stock, we may not be aware of all prices at which our common stock has been traded. Based on information available to us from a limited number of sellers and purchasers of common stock who have engaged in privately negotiated transactions of which we are aware, there were a limited number of stock trades in 2009 that took place between $7.40 and $10 per share. We have no current plans to seek listing on any stock exchange, and we do not expect to qualify for listing on NASDAQ or any other exchange for at least several years.

        As of March 20, 2010, there were 3,465,391 shares of common stock outstanding held by approximately 560 shareholders of record. All of our outstanding common stock was issued in connection with our initial public offering, which was completed on March 31, 2008. The price per share in our initial public offering was $10.

        We have not declared or paid any cash dividends on our common stock since our inception. For the foreseeable future we do not intend to declare cash dividends. We intend to retain earnings to grow our business and strengthen our capital base. Our ability to pay dividends depends on the ability of our subsidiary, the bank, to pay dividends to us. As a national bank, Touchmark National Bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts. In addition, the bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the Office of the Comptroller of the Currency will be required if the total of all dividends declared in any calendar year by the bank exceeds the bank's net profits to date for that year combined with its retained net profits for the preceding two years less any required transfers to surplus. The Office of the Comptroller of the Currency also has the authority under federal law to enjoin a national bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

Item 6.    Selected Financial Data.

        Not applicable because the company is a smaller reporting company.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

        The following discussion describes our results of operations for 2009 and 2008 and also analyzes our financial condition as of December 31, 2009 and 2008. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on the majority of which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

        We have included a number of tables to assist in our description of these measures. For example, the "Average Balances" table shows the average balance in 2009 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. The bank holds a significant portfolio of investment securities, but we expect that the size of this portfolio will diminish over time as we build lending relationships. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included an "Interest Sensitivity Analysis Table" to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans and our deposits.

        There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the "Provision and Allowance for Loan Loss" section, we have included a detailed discussion of this process.

        In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this noninterest income, as well as our noninterest expense, in the "Noninterest Income" and "Noninterest Expense" sections.

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

        Allowance for Loan Losses.    We believe that the determination of the allowance for loan losses is the critical accounting policy that requires the most significant judgments and estimates used in the preparation of our financial statements. Refer to the section "Allowance for Loan Losses" for a more detailed description of the methodology related to the allowance for loan losses.

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

        No assurance can be given that either the tax returns submitted by us or the income tax reported on the financial statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service. We are subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income in order to ultimately realize deferred income tax assets.

General

        Touchmark Bancshares, Inc. is a bank holding company headquartered in Alpharetta, Georgia. Our national bank subsidiary, Touchmark National Bank, opened for business on January 28, 2008. The principal business activity of the bank is to provide retail banking services in Gwinnett, DeKalb and north Fulton counties and surrounding market areas. Our deposits are insured by the Federal Deposit Insurance Corporation.

        We completed an initial public offering of our stock on March 31, 2008 in which we sold a total of 3,470,391 shares at $10 per share, with net proceeds totaling $34,191,543. We initially capitalized the bank with $26,000,000 of the proceeds from the stock offering and subsequently downstreamed an additional $1,000,000 of capital from the holding company to the bank during 2009.

Results of Operations

General

        Our net loss for the year ended December 31, 2009 amounted to $2,920,003, or a net loss of $.84 per share, compared to a net loss of $3,164,924 for the year ended December 31, 2008, or $1.00 per share. Included in the loss for the year ended December 31, 2009 is a non-cash expense of $2,243,898 related to the provision for loan losses. The allowance for loan loss reserve was $1,445,522 as of December 31, 2009, or 2.12% gross loans.

Net Interest Income

        Net interest income for the year ended December 31, 2009 amounted to $2,814,242, which represents an increase of $1,011,992 or 56.2% over net interest income of $1,802,250 for the year ended December 31, 2008. Total interest income for the year ended December 31, 2009 amounted to $4,476,132 and was offset by interest expense of $1,661,890. The components of interest income were from loans, including fees, of $2,629,558, investment income of $1,844,648, and federal funds sold of $1,926.

        Net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. Net interest margin is calculated as net interest income divided by average earning assets. Our net interest spread and net interest margin for the year ended December 31, 2009 amounted to 2.46% and 3.15% respectively. Net interest spread declined 8.2% or 22 basis points compared to the year ended December 31, 2008 in which spread amounted to 2.68%. Net interest margin declined 32.5% or 152 basis points compared to the year ended December 31, 2008 in which margin amounted to 4.67%. The primary reason for the decline was an increase in our interest-bearing balances brought by our growing customer base. During 2008, much of our deployed assets were funded by shareholder capital, which incurs no interest expense. As we began to fund assets from our clients' interest bearing deposits, our interest expense increased, and spread and margin declined accordingly. The largest components of average earning assets during 2009 were loans at $44,793,995 and securities at $43,692,181.

        Average Balances, Income and Expenses, and Rates.    The following tables set forth, for the fiscal years ended December 31, 2009 and 2008, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from the daily balances throughout the period indicated.

Year Ended December 31, 2009	Average Balance	Income/ Expense	Yield/ Rate
Earning assets:
Federal funds sold	$899,564	$1,926	0.21%
Investment securities	43,692,181	1,844,648	4.22
Loans(1)	44,793,995	2,629,558	5.87

Total earning-assets	89,385,740	4,476,132	5.01%
Nonearning assets	10,422,250

Total assets	$99,807,990

Interest-bearing liabilities:
NOW accounts	$24,521,281	$618,183	2.52%
Savings	84,846	719	0.85%
Time deposits	26,871,815	754,957	2.81

Total interest-bearing deposits	51,477,942	1,373,859	2.67%

Borrowings	13,708,640	288,031	2.10%

Total interest-bearing liabilities	65,186,582	1,661,890	2.55%

Noninterest bearing liabilities	4,171,971
Shareholders' equity	30,449,437

Total liabilities and Shareholders' equity	$99,807,990

Net interest spread			2.46%
Net interest income/ margin		$2,814,242	3.15%

(1)
Average nonaccrual loans of $3,093,877 were deducted from average loans.

Year Ended December 31, 2008	Average Balance	Income/ Expense	Yield/ Rate
Earning assets:
Federal funds sold	$4,538,844	$124,455	2.74%
Investment securities	22,720,958	1,344,249	5.92
Loans(1)	11,341,821	698,745	6.16

Total earning-assets	38,601,623	2,167,449	5.61%
Nonearning assets	3,298,552

Total assets	$41,900,175

Interest-bearing liabilities:
NOW accounts	$3,464,413	$107,201	3.09%
Savings	18,805	271	1.44%
Time deposits	2,227,690	81,225	3.65

Total interest-bearing deposits	5,710,908	188,697	3.30%

Borrowings	6,739,502	176,502	2.62%

Total interest-bearing liabilities	12,450,410	365,199	2.93%

Noninterest bearing liabilities	170,081
Shareholders' equity	29,279,684

Total liabilities and Shareholders' equity	$41,900,175

Net interest spread			2.68%
Net interest income/ margin		$1,802,250	4.67%

(1)
There were no loans in nonaccrual status in 2008.

Rate/Volume Analysis

        Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table sets forth the effect which varying levels of interest earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	2009 Compared to 2008
	Total Change	Change in Volume	Change in Rate
Interest-earning assets:
Federal funds sold	$(122)	$(99)	$(23)
Investment securities	501	1,241	(740)
Loans	1,930	2,060	(130)

Total interest income	2,309	3,202	(893)
Interest-bearing liabilities:
Interest-bearing deposits	1,185	1,515	(330)
Borrowings	111	183	(72)

Total interest expense	1,296	1,698	(402)
Net	$1,013	$1,504	$(491)

        Interest Sensitivity.    We monitor and manage the pricing and maturity of our assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on our net interest income. A principal monitoring technique employed by us is the measurement of our interest sensitivity "gap," which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate re-pricing within a given period of time. Interest rate sensitivity can be managed by re-pricing assets or liabilities, selling securities available for sale, replacing an asset or liability at maturity or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities re-pricing over the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.

        The following table sets forth our interest rate sensitivity at December 31, 2009.

(in thousands)	Within Three months	After three but within twelve months	After one but within five years	After Five years	Total
Interest-earning assets:
Federal funds sold	$—	$—	$—	—	$—
Interest-bearing accounts	3,074	—	—	—	3,074
Investment securities	6,071	1,766	3,920	37,419	49,176
Loan held for sale	1,832	—	—	—	1,832
Loans	41,376	562	14,532	11,585	68,055

Total earning assets	$52,353	$2,328	$18,452	$49,004	$122,137

Interest-bearing liabilities:
Money market and NOW	$27,346	$—	$—	—	$27,346
Regular savings	73	—	—	—	73
Time deposits	8,310	16,485	20,339	—	45,134
FHLB advances and other borrowings	16,425	—	2,000	5,500	23,925

Total interest-bearing Liabilities	$52,154	$16,485	$22,339	$5,500	$96,478

Period gap	$199	$(14,157)	$(3,887)	$43,504	$25,659
Cumulative gap	199	(13,958)	(17,845)	25,659	25,659
Ratio of cumulative gap total assets	100.38%	79.66%	80.39%	126.60%	126.60%

        The above table reflects the balances of interest-earning assets and interest-bearing liabilities at the earlier of their re-pricing or maturity dates. Overnight federal funds are reflected at the earliest pricing interval due to the immediately available nature of the instruments. Debt securities are reflected at each instrument's ultimate maturity date. Scheduled payment amounts of fixed rate amortizing loans are reflected at each scheduled payment date. Scheduled payment amounts of variable rate amortizing loans are reflected at each scheduled payment date until the loan may be re-priced contractually; the unamortized balance is reflected at that point. Interest-bearing liabilities with no contractual maturity, such as savings deposits and interest-bearing transaction accounts, are reflected in the earliest re-pricing period due to contractual arrangements which give us the opportunity to vary the rates paid on those deposits within a thirty-day or shorter period. Fixed rate time deposits, principally certificates of deposit, are reflected at their contractual maturity date. While gap is one measure of evaluating our exposure to the re-pricing of assets and liabilities, gap analysis has significant limitations. For example, prime-based floating rate loans with minimum interest rates or "floors" and subject to quarterly re-pricing based on the prime rate are categorized as assets re-pricing within three months. In reality, however, prime-based floating rate loans with a floor of 5% will not re-price if the contracted floating rate is prime + 50 basis points, currently 3.75%.

        We generally will benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally will benefit from decreasing market rates of interest when our balance sheet is liability-sensitive. We are cumulatively liability sensitive through the first twelve months and cumulatively asset sensitive beyond one year. However, our gap analysis is not a precise indicator of our interest sensitivity position due to the predominance of floating rate loans in our portfolio, as well as mortgage backed securities, whose duration is generally considerably shorter than their term. The analysis presents only a static view of the timing of maturities and re-pricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

Provision for Loan Losses

        We have established and maintain an allowance for loan losses through a provision for loan losses charged as a non-cash expense to our consolidated statement of operations. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Please see the discussion below under "Provision and Allowance for Loan Losses" for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

        The provision charged to expense during the year ended December 31, 2009 was $2,243,898, an increase of $1,842,008 or 458% from provision of $401,890 for the year ended December 31, 2008. The primary reason for the increase in provision expense was the growth in our loan portfolio and an increase in impaired and non-accrual loans and their related specific reserves and charge-offs. The allowance as a percentage of gross loans increased to 2.12% at December 31, 2009 from 1.26% as of December 31, 2008. Management continues to review and evaluate the adequacy of the reserve for possible loan losses given the size, mix, and quality of the current loan portfolio.

Noninterest Income

        Noninterest income for the year ended December 31, 2009 totaled $1,438,944, an increase of $1,328,024 or 1197% compared to $110,920 for the year ended December 31, 2008. The increase is primarily attributable to an increase in gain on sale of securities of $1,120,846. During 2009, the largest portion of noninterest income was generated by gains on sales of securities, which totaled $1,217,825. We also recorded a gain on sale of loans amounting to $235,799. Other items which affected noninterest income was a loss on the fair market value of a derivative hedging instrument amounting to $58,404 and service charges on deposit accounts and other fees totaling $43,724.

Noninterest Expenses

        Noninterest expense for the year ended December 31, 2009 totaled $4,929,291, an increase of $253,087 or 5.4% compared to $4,676,204 for the year ended December 31, 2008. Salaries and employee benefits comprised the largest component of noninterest expense, totaling $2,691,389 for the year ended December 31, 2009. Additional components of noninterest expense for 2009 consisted of occupancy and equipment expense of $658,540, data processing and information technology of $285,966, advertising and marketing of $210,466, legal of $213,396 and consulting and professional fees of $172,378. During 2008, noninterest expense consisted of salaries and employee benefits totaling $3,438,216, occupancy expense of $318,683, data processing and information technology expense of $210,669, advertising and marketing of $182,319, legal expense of $74,498 and consulting and professional fees of $122,108.

        The primary reason for the increase in non-interest expense was the build-out of our branch, and overall growth in our operations and lending staff throughout 2009. Operating expenses affected were compensation and benefits, occupancy and equipment, data processing and related costs, supplies and other. Included in total non-interest expense for 2008 is $284,009 related to pre-opening and organizational costs incurred prior to the Bank's opening on January 28, 2008. In addition, salaries and employee benefits expenses in 2008 included $1,364,558 of expense related to the issuance of warrants to the Bank's organizers and directors.

Balance Sheet Review

General

        At December 31, 2009, we had total assets of $129,262,475, an increase of $58,059,925 or 81.5% from total assets of $71,202,550 at December 31, 2008. This increase in assets was driven by a $35,055,838 or 111% increase in net loans, which rose from $31,553,475 at December 31, 2008 to $66,609,313 at December 31, 2009. Other assets at December 31, 2009 consisted of cash and due from banks of $1,695,884, investment securities available for sale of $43,230,785, investment securities held to maturity of $4,619,299, restricted equity securities of $1,365,750, loans held for sale of $1,832,412, land held for sale of $2,409,023, premises and equipment of $3,043,646, and accrued interest receivable and other assets of $1,382,736. Total liabilities at December 31, 2009 were $100,629,233 compared to $39,718,681 at December 31, 2008, an increase of $60,910,552 or 153%. At December 31, 2009, liabilities consisted of deposits of $76,043,674, FHLB advances of $11,400,000, other borrowings of $12,525,000 and accrued interest payable and other liabilities of $660,559. Shareholders' equity at December 31, 2009 was $28,633,242, compared to $31,483,869 at December 31, 2008, a decrease of $2,850,627 or 9.1%. This decrease was primarily a result of our net loss for the year ended December 31, 2009, a decrease in the unrealized gain on investment securities. Our management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand. A more detailed analysis of the primary components of our balance sheet follows.

Loans

        Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the year ended December 31, 2009 were $44.8 million. Because we are a new and growing institution, our average loan balance for the year ended December 31, 2009 understates the growth of the portfolio. Before allowance for loan losses and unearned fees, gross loans outstanding at December 31, 2009 were $68.3 million, representing 53% of our total assets.

        Our loan portfolio is principally comprised of loans secured by real estate. We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. We obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan.

        The following table summarizes the composition of our loan portfolio as of December 31, 2009 and 2008.

	December 31,
	2009		2008
	Amount	% of Total	Amount	% of Total
Real Estate:
Commercial	$39,001,634	57.30%	$21,939,122	68.66%
Construction and development	15,152,869	22.27	6,788,845	21.24
Consumer residential	5,601,198	8.23	302,836	0.95
Home equity	1,649,856	2.42	509,663	1.59

Total real estate	61,405,557	90.22%	29,540,466	92.44%

Commercial and industrial	4,955,725	7.28%	1,059,864	3.32%
Consumer—other	1,950,234	2.86	1,495,793	4.68
Deferred origination fees, net	(256,681)	(0.36)	(140,758)	(0.44)

Gross loans, net of deferred fees	68,054,835	100%	31,955,365	100%

Less allowance for loan losses	1,445,522		401,890

Total loans, net	$66,609,313		$31,553,475

        The largest component of our loan portfolio at year-end was commercial real estate loans which represented 57.3% of the total portfolio.

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

        The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2009. All of our floating rate loans were at or below embedded floors at December 31, 2009, which causes our floating rate loans to be classified as fixed rate instruments.

	Due one year or less	Due after one but within five years	Due after five years	Total
Real estate—construction	$7,468,100	7,684,769	—	15,152,869
Real estate—other	3,440,096	36,758,611	6,053,981	46,252,688

Total real estate	10,908,196	44,443,380	6,053,981	61,405,557
Commercial	2,410,581	2,545,144	—	4,955,725
Consumer—other	1,502,427	447,807	—	1,950,234

Gross loans	$14,821,204	47,436,331	6,053,981	68,311,516

Deferred origination fees, net				(256,681)

Gross loans, net of deferred fees				$68,054,835

Loans maturing—after one year with
Fixed interest rate				$53,490,312
Floating interest rates				$—

Provision and Allowance for Loan Losses

        Our allowance for loan losses amounted to $1,445,522 for the year ended December 31, 2009, an increase of $1,043,632 or 260% from allowance of $401,890 for the year ended December 31, 2008. We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions regarding current portfolio and economic conditions, which we believe to be reasonable, but which may or may not prove to be accurate. Over time, we will periodically determine the amount of the allowance based on our consideration of several factors, including an ongoing review of the quality, mix and size of our overall loan portfolio, our historical loan loss experience, evaluation of economic conditions and other qualitative factors, specific problem loans and commitments that may affect the borrower's ability to pay. Periodically, we will adjust the amount of the allowance based on changing circumstances. We will charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

        The recent downturn in the real estate market has resulted in increased loan delinquencies, defaults and foreclosures, primarily in our commercial real estate portfolio. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses. This downturn in the real estate market has resulted in an increase in our nonperforming loans, and there is a risk that this trend will continue, which could result in additional losses of earnings and increases in our provision for loan losses and loans charged-off.

        The following table summaries average loan balances for the year determined using the daily average balance, changes in the allowance for loan losses and the ratio of net charge-offs to period average loans.

	2009	2008
Average amount of loans outstanding	$47,887,872	$11,341,821
Balance of allowance for loan losses at beginning of period	401,890	—
Commercial & Industrial loans charged off	448,141	—
Commercial Real Estate loans charged off	752,125
Loans recovered	—	—
Additions to the allowance during the period	2,243,898	401,890
Balance of allowance for loan losses at the end of the period	1,445,522	$401,890
Ratio of net loans charged off during the period to average loans outstanding	2.51%	0.00%

        As of December 31, 2009 and 2008, we had no specific allocations of our allowance for loan losses to certain loans, other than impaired loans. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, is as indicated below:

	December 31, 2009		December 31, 2008
	Amount	Percent of loans in each category of totals loans	Amount	Percent of loans in each category of totals loans
Construction and development	$411,550	22.18%	$84,860	21.15%
Real estate—mortgage	71,874	10.61	10,156	2.53
Commercial real estate	876,826	57.10	274,239	68.35
Commercial and industrial	61,947	7.25	13,248	3.30
Other	23,325	2.85	19,387	4.67

	$1,445,522	100.00%	$401,890	100.00%

Nonperforming Assets

        The bank has charged off loans amounting to $1,200,266 since commencing operations. Impaired loans at December 31, 2009 amounted to $5,897,235. This balance is comprised of 4 loans concentrated in 2 borrowing relationships. In addition, we purchased several performing and non-performing loans at a significant discount during the fourth quarter with intent to resell. The carrying value of these loans amounted to $1,832,412 at December 31, 2009. We carried no non-accrual or impaired loans at December 31, 2008. Other than the aforementioned non-accrual and non-performing loans, there were no loans contractually past due 90 days or more as to principal or interest payments at either December 31, 2009 or 2008.

        Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual will be recognized as a principal reduction rather than interest income.

Investments

        At December 31, 2009, the $49.2 million in our investment securities portfolio represented approximately 37% of our total assets. Investments increased $20.4 million or 71.0% from $28.8 million at December 31, 2008. We held U.S. Government agency securities, U.S. Government agency-issued mortgage-backed securities, corporate bonds and municipal securities. Additionally, we held restricted equity securities comprised of stock in the Federal Reserve Bank of Atlanta and the Federal Home Loan Bank of Atlanta of $1,365,750 and $1,329,550 as of December 31, 2009 and 2008, respectively. We have invested in a range of investment-grade securities for purposes of liquidity management, income, pledging to secure low-cost borrowings, and to take advantage of attractive yields.

        Contractual maturities and yields on our investment securities available for sale at December 31, 2009 are shown in the following table at carrying value. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than one year		One year to five years		Five years to ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
U.S. Government agencies	$—	—%	$—	—%	$998,503	2.27%	$12,741,523	5.77%	$13,740,026	5.53%
Corporate bonds	$1,230,757	9.12%	$5,010,244	4.82%	$5,230,707	4.95%	$—	—%	$11,471,708	5.34%
Mortgage-backed securities	$—	—%	$—	—%	$1,573,825	1.87%	$16,082,722	3.92%	$17,656,547	3.74%
Held to Maturity
Municipal bonds	$—	—%	$—	—%	$530,831	4.70%	$4,088,468	4.23%	$4,619,299	4.28%

Total	$1,230,757	9.12%	$5,010,244	4.82%	$8,333,866	4.03%	$32,912,713	4.67%	$47,487,580	4.70%

        The amortized costs and the fair value of our investments at December 31, 2009 and 2008 are shown in the following table.

	December 31, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for Sale
U.S. Government agencies	$13,740,026	$13,574,363	$8,939,435	$9,134,240
Corporate bonds	11,471,708	12,001,089	2,477,319	2,621,850
Mortgage-backed securities	17,656,547	17,655,333	13,088,527	13,222,596
Held to Maturity
Municipal bonds	4,619,299	4,579,310
Corporate bonds	—	—	2,472,490	2,485,527

Total	$47,487,580	$47,810,095	$26,977,771	$27,464,213

Deposits and Other Interest-Bearing Liabilities

        Our primary source of funding for loans is core deposits from customers. Our primary source of funding for our investments are wholesale deposits and Federal Home Loan Bank advances. Our average total interest bearing deposits for the year ended December 31, 2009 was $51.5 million. Because we are a new and growing institution, our average deposit balance for the year ended December 31. 2009 understates the growth of our portfolio. The following table shows the balance outstanding and the average rates paid on deposits held by us for the year ended December 31, 2009 and 2008.

	2009		2008
	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$3,489,983	—%	$1,792,137	—%
Interest bearing demand deposits	27,345,851	2.52%	15,318,456	3.09%
Savings accounts	73,357	0.85%	31,301	1.44%
Time deposits less than $100,000	10,246,238	2.91%	2,778,600	3.75%
Time deposits greater than $100,000	34,888,245	2.78%	7,856,156	3.58%

	$76,043,674	2.67%	$27,776,650	3.30%

        Core deposits, generally defined as deposits from consumer and business clients, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits amounted to $63.5 million at December 31, 2009 and $19.2 million at December 31, 2008, which represents an increase of $44.3 million or 231%. We can also obtain wholesale deposits inside and outside of our market area in the form of brokered time deposits. Brokered time deposits are generally obtained at lower interest rates compared to the rates offered by our local competitors and are helpful in supplementing our asset growth and reducing our overall cost of borrowings. We have used wholesale deposits predominantly to fund the purchase of investment securities and have used core deposits predominantly to fund loan growth. At December 31, 2009, brokered time deposits amounted to $12.1 million. Our loan-to-deposit ratio was 91.9% at December 31, 2009.

        The maturity of our time deposits over $100,000 at December 31, 2009 is set forth in the following table.

Three months or less	$6,501,743
Over three through six months	2,214,059
Over six through twelve months	9,907,807
Over twelve months	16,264,636

Total	$34,888,245

Federal Home Loan Bank Advances

        At December 31, 2009 and 2008, we had $11.4 million of advances from the Federal Home Loan Bank ("FHLB"). These advances are secured by a blanket floating lien on certain of our assets, including securities, FHLB stock, our deposits with the FHLB, and loans. These advances have current rates as of December 31, 2009 ranging from 0.70% to 3.60%. The advances have maturities ranging from June 2011 to September 2018.

Short-Term Borrowings

        As of December 31, 2009, we had short-term credit lines with correspondent banks to purchase unsecured federal funds totaling $18.9 million. In addition, we had borrowing availability at the Federal Home Loan Bank of Atlanta amounting to $25.9 million.

Return on Equity and Assets

        The following table shows the return on average assets (net loss divided by average total assets), return on average equity (net loss divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the year ended December 31, 2009 and 2008. Since our inception, we have not paid cash dividends.

	2009	2008
Return on average assets	(2.93)%	(7.55)%
Return on average equity	(9.59)%	(10.80)%
Equity to assets ratio	30.51%	69.88%

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

Off-Balance Sheet Risk

        Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At December 31, 2009, we had issued but unused commitments to extend credit of $10,869,000 through various types of lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

        Our primary sources of liquidity are deposits, borrowings, scheduled repayments on our loans, and interest and repayment on our securities. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. Occasionally, we might sell securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and deposits due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. As of December 31, 2009, our primary source of liquidity included our securities portfolio, lines of credit available with correspondent banks and additional advance availability with the Federal Home Loan Bank of Atlanta. We believe our liquidity levels are adequate to meet our operating needs.

Capital Resources

        Total shareholders' equity was $28.6 million and $31.5 million at December 31, 2009 and December 31, 2008, respectively. Shareholders' equity is comprised of proceeds from the completion of our initial public offering which raised $34,191,543, net of offering expenses. Of the proceeds, $26,000,000 was used to capitalize the bank. During 2009 an additional $1,000,000 was down-streamed to our bank from the holding company. We retained the remaining offering proceeds to provide additional capital for investment in the bank, if needed, or to fund other activities which may from time to time be considered appropriate investments of capital at some point in the future. Equity was reduced by the net losses for the years ended December 31, 2008 of $3,164,924, and December 31, 2009 of $2,920,003 partially offset by unrealized gains on investment securities.

        The Federal Reserve and bank regulatory agencies require bank holding companies and depository institutions to maintain regulatory capital requirements at adequate levels based on a percentage of assets and off-balance sheet exposures. However, under the Federal Reserve Board's guidelines, we believe we are a "small bank holding company," and thus qualify for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. Regardless, we still maintain levels of capital on a consolidated basis which qualify us as "well capitalized" under the Federal Reserve's capital guidelines.

        Nevertheless, the bank is subject to regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank must meet specific capital guidelines that involve quantitative measures of the bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Under the capital adequacy guidelines, the bank is required to maintain a certain level of Tier 1 and total risk-based capital to risk-weighted assets. At least half of the bank's total risk-based capital must be comprised of Tier 1 capital, which consists of common shareholders' equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. The remainder may consist of Tier 2 capital, which is subordinated debt, other preferred stock and the general reserve for loan losses, subject to certain limitations. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset. The bank is also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.

        To be considered "adequately capitalized" under the various regulatory capital requirements administered by the federal banking agencies, the bank must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, the bank must maintain a minimum Tier 1 leverage ratio of at least 4%. To be considered "well-capitalized," the bank must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. For the first three years of operation, during the bank's "de novo" period, the bank will be required to maintain a leverage ratio of at least 8%. The bank exceeded its minimum regulatory capital ratios as of December 31, 2009 and December 31, 2008, as well as the ratios to be considered "well capitalized."

        The following table sets forth the bank's various capital ratios at December 31, 2009 and 2008.

	BANK
	2009	2008
Total risk-based capital	25.76%	53.84%
Tier 1 risk-based capital	24.50%	52.98%
Leverage capital	20.13%	46.10%

        We believe that our capital is sufficient to fund the activities of the bank in its initial stages of operation and that the rate of asset growth will not negatively impact the capital base. As of December 31, 2009, there were no significant firm commitments outstanding for capital expenditures.

Recently Issued Accounting Standards

        The following is a summary of recent authoritative pronouncements that affect our accounting, reporting, and disclosure of financial information.

        On June 29, 2009, the Financial Accounting Standards Board (FASB) issued an accounting pronouncement establishing the FASB Accounting Standards Codification™ (the "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities. This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superseded. The Company adopted this new accounting pronouncement for the year ended December 31, 2009, as required, and such adoption did not have a material impact on the Company's financial statements taken as a whole.

        The FASB issued new guidance to update the Transfers and Servicing Topic of the ASC. Specifically, the guidance eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets and change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The guidance also expands existing disclosure requirements to include more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. The guidance must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company adopted this guidance on January 1, 2010, as required, and the adoption did not have a material effect on the Company's financial statements taken as a whole.

        The FASB issued three related accounting pronouncements intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. In particular, these pronouncements: (1) provide guidelines for making fair value measurements more consistent with the existing accounting principles when the volume and level of activity for the asset or liability have decreased significantly; (2) enhance consistency in financial reporting by increasing the frequency of fair value disclosures and (3) modify existing general standards of accounting for and disclosure of other-than-temporary impairment ("OTTI") losses for impaired debt securities.

        The fair value measurement guidance of these pronouncements reaffirms the need for entities to use judgment in determining if a formerly active market has become inactive and in determining fair values when markets have become inactive. The changes to fair value disclosures relate to financial instruments that are not currently reflected on the balance sheet at fair value. Prior to these pronouncements, fair value disclosures for these instruments were required for annual statements only. These disclosures now are required to be included in interim financial statements. The general standards of accounting for OTTI losses were changed to require the recognition of an OTTI loss in earnings only when an entity (1) intends to sell the debt security; (2) more likely than not will be required to sell the security before recovery of its amortized cost basis or (3) does not expect to recover the entire amortized cost basis of the security. In situations when an entity intends to sell or more likely than not will be required to sell the security, the entire OTTI loss must be recognized in earnings. In all other situations, only the portion of the OTTI losses representing the credit loss must be recognized in earnings, with the remaining portion being recognized in other comprehensive income, net of deferred taxes.

        All pronouncements were effective for interim and annual periods ending after June 15, 2009. The Company adopted these provisions of these pronouncements for the quarterly period ending June 30, 2009, as required. Such adoption did not have a material impact on the financial statements taken as a whole.

        The FASB issued new guidance to amend the Consolidations Topic of the ASC to improve financial reporting by enterprises involved with variable interest entities. The amendment addresses (1) the effects on certain provisions of the Topic as they relate to the elimination of the qualifying special purpose entity and (2) constituent concerns about the application of certain key provisions of the Topic, including those in which accounting and disclosures under the Topic do not always provide timely and useful information about an enterprises involvement in a variable interest entity. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2009. The adoption of this statement did not have a material impact on the Company's financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        Not applicable because the company is a smaller reporting company.

Item 8.    Financial Statements and Supplementary Data.

TOUCHMARK BANCSHARES, INC.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Touchmark Bancshares, Inc. and Subsidiary
Alpharetta, Georgia

        We have audited the consolidated balance sheets of Touchmark Bancshares, Inc. and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Touchmark Bancshares, Inc. and Subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

        We were not engaged to examine management's assertion about the effectiveness of Touchmark Bancshares, Inc. and Subsidiary's internal control over financial reporting as of December 31, 2009 included under Item 9A(T) "Controls and Procedures" in Touchmark Bancshares, Inc. and subsidiary's Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

Atlanta, Georgia
April 15, 2010

TOUCHMARK BANCSHARES, INC.
AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2009 and 2008

	2009	2008
ASSETS
Cash and due from banks	$1,695,884	$1,029,163
Federal funds sold	—	1,297,000
Interest-bearing accounts with other banks	3,073,627	4,073,041
Investment securities:
Securities available for sale	43,230,785	24,978,686
Securities held to maturity, fair value approximates $4,579,310 and $2,485,527, respectively	4,619,299	2,472,490
Restricted stock	1,365,750	1,329,550
Loans held for sale	1,832,412	—
Loans receivable, less allowance for loan losses of $1,445,522 and $401,890, respectively	66,609,313	31,553,475
Accrued interest receivable	543,334	430,972
Premises and equipment	3,043,646	3,873,011
Land held for sale	2,409,023	—
Other assets	839,402	165,162

Total assets	$129,262,475	$71,202,550

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Deposits:
Non-interest bearing demand	$3,489,983	$1,792,137
Interest-bearing	72,553,691	25,984,513

Total deposits	76,043,674	27,776,650
Accrued interest payable	60,624	28,998
Federal Home Loan Bank advances	11,400,000	11,400,000
Other borrowings	12,525,000	—
Other liabilities	599,935	513,033

Total liabilities	100,629,233	39,718,681

Shareholder's Equity
Preferred stock, no par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 3,465,391 and 3,470,391 issued and outstanding, respectively	34,654	34,704
Paid in capital	35,827,141	35,683,412
Accumulated deficit	(7,471,431)	(4,551,428)
Accumulated other comprehensive income	242,878	317,181

Total shareholder's equity	28,633,242	31,483,869

Total liabilities and shareholder's equity	$129,262,475	$71,202,550

See notes to the consolidated financial statements

TOUCHMARK BANCSHARES, INC.
AND SUBSIDIARY

Consolidated Statements of Operations

Years Ended December 31, 2009 and 2008

	2009	2008
Interest income:
Loans, including fees	$2,629,558	$698,745
Investments	1,844,648	1,344,249
Federal funds sold	1,926	124,455

Total interest income	4,476,132	2,167,449

Interest expense:
Deposits	1,373,859	188,697
Federal Home Loan Bank advances	279,829	158,788
Other borrowings	8,202	17,714

Total interest expense	1,661,890	365,199

Net interest income	2,814,242	1,802,250
Provision for loan losses	2,243,898	401,890

Net interest income after provision for loan losses	570,344	1,400,360

Noninterest income
Service charges on deposit accounts and other fees	43,724	13,941
Gain on sale of securities	1,217,825	96,979
Loss on derivative instrument	(58,404)	—
Gain on sale of loans	235,799	—

Total noninterest income	1,438,944	110,920

Noninterest expense:
Salaries and employees benefits	2,691,389	3,438,216
Occupancy and equipment	658,540	318,683
Other operating expense	1,579,362	919,305

Total noninterest expense	4,929,291	4,676,204

Net loss	$(2,920,003)	$(3,164,924)

Basic and diluted losses per share	$(0.84)	$(1.00)

Dividends per share	$—	$—

See notes to the consolidated financial statements

TOUCHMARK BANCSHARES, INC.
AND SUBSIDIARY

Consolidated Statements of Comprehensive Loss

Years Ended December 31, 2009 and 2008

	2009	2008
Net loss	$(2,920,003)	$(3,164,924)

Other comprehensive income (loss):
Securities:
Unrealized holding gains arising during period on securities available for sale	628,012	570,383

Unrealized holding gains arising from transfer of securities from held to maturity to available for sale	478,913	—
Reclassification adjustment for gains realized in net loss	(1,217,825)	(96,979)
Tax effect	36,597	(156,223)

Other comprehensive income (loss)	(74,303)	317,181

Comprehensive loss	$(2,994,306)	$(2,847,743)

See notes to the consolidated financial statements

TOUCHMARK BANCSHARES, INC.
AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Equity

Years Ended December 31, 2009 and 2008

	Outstanding Shares of Common Stock	Common Stock Par Value	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance , December 31, 2007	$10	$—	$43,049	$(1,386,504)	$—	$(1,343,455)
Issuance of common stock	3,470,381	34,704	34,669,106	—	—	34,703,810
Stock issuance costs	—	—	(512,267)	—	—	(512,267)
Stock based compensation expense	—	—	1,483,524	—	—	1,483,524
Net loss	—	—	—	(3,164,924)	--	(3,164,924)
Change in unrealized gain on securities available for sale, net	—	—	—	—	317,181	317,181

Balance, December 31, 2008	3,470,391	34,704	35,683,412	(4,551,428)	317,181	31,483,869
Repurchase and retirement of common stock	(5,000)	(50)	(49,950)	—	—	(50,000)
Stock based compensation expense	—	—	193,679	—	—	193,679
Net loss	—	—	—	(2,920,003)	—	(2,920,003)
Change in unrealized loss on securities available for sale, net	—	—	—	—	(74,303)	(74,303)

Balance, December 31, 2009	3,465,391	$34,654	$35,827,141	$(7,471,431)	$242,878	$28,633,242

See notes to the consolidated financial statements

TOUCHMARK BANCSHARES, INC.
AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years Ended December 31, 2009 and 2008

	2009	2008
Cash flow from operating activities:
Net loss	$(2,920,003)	$(3,164,924)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	249,270	138,052
Net amortization (accretion)	23,454	(7,092)
Provision for loan losses	2,243,898	401,890
Gain on sale of securities	(1,217,825)	(96,979)
Loss on sale of premises and equipment	12,530	—
Purchase of loans held for sale	(2,301,680)	—
Proceeds from sales of loans held for sale	705,067	—
Gain on sale of loans held for sale	(235,799)	—
Stock based compensation expense	193,679	1,483,524
Increase in interest receivable	(112,362)	(430,972)
Increase in interest payable	31,626	16,099
Decrease in deferred stock issuance costs	—	186,204
Increase in other assets	(674,240)	(96,871)
Increase in other liabilities	123,500	121,633

Net cash used by operating activities	(3,878,885)	(1,449,436)

Cash flow from investing activities:
Decrease (increase) in federal funds sold	1,297,000	(1,297,000)
Decrease (increase) in interest bearing accounts with other banks	999,414	(4,073,041)
Purchase of securities held to maturity	(11,970,987)	(2,466,830)
Purchase of securities available for sale	(55,015,907)	(32,574,151)
Proceeds from maturities of securities available for sale	2,400,000	—
Proceeds from maturities of securities held to maturity	500,000	—
Proceeds from paydowns of securities available for sale	6,484,629	664,084
Proceeds from sales of securities held to maturity	2,049,497	—
Proceeds from sales of securities available for sale	36,237,330	7,503,197
Purchase of restricted stock	(36,200)	(1,329,550)
Loan originations and collections, net	(37,299,736)	(31,955,365)
Purchase of premises and equipment	(1,866,923)	(1,355,938)
Proceeds from sale of premises and equipment	25,465	—

Net cash used by investing activities	(56,196,418)	(66,884,594)

TOUCHMARK BANCSHARES, INC.
AND SUBSIDIARY

Consolidated Statements of Cash Flows (Continued)

Years Ended December 31, 2009 and 2008

	2009	2008
Cash flow from financing activities:
Net increase in deposits	48,267,024	27,776,650
Organizer advances (repayments)	—	(980,000)
Advances (repayment) of line of credit	—	(575,000)
Advances (repayment) of note payable	—	(2,450,000)
Proceeds from Federal Home Loan Bank advances	—	11,400,000
Proceeds from other borrowings	12,525,000	—
Stock issuance costs	—	(512,267)
Proceeds from sale of common stock	—	34,703,810
Repurchase and retirement of common stock	(50,000)	—

Net cash provided by financing activities	60,742,024	69,363,193

Net change in cash	666,721	1,029,163
Cash at the beginning of the year	1,029,163	—

Cash at the end of the year	$1,695,884	$1,029,163

Supplemental disclosures of cash flow information—
Interest paid	$1,630,264	$349,100

Non cash activities:
Transfer of securities from held to maturity to available for sale	$7,447,029	$—

Transfer of land from premises and equipment to land held for sale	$2,409,023	$—

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

Reporting Entity and Nature of Operations

        Touchmark Bancshares, Inc. (the "Company"), a Georgia corporation, was established on April 3, 2007 for the purpose of organizing and managing Touchmark National Bank, (the "Bank"). The Company is a one-bank holding company with respect to its subsidiary, Touchmark National Bank. The Bank began operations on January 28, 2008 with a headquarters in Gwinnett County and subsequently moved its headquarters to north Fulton County during the third quarter of 2009. The bank was opened with the purpose of serving as a community bank in Gwinnett County, north Fulton and DeKalb counties and surrounding areas in the state of Georgia.

        To capitalize the Bank, the Company conducted a public offering of 3,125,000 shares and a maximum of 4,156,250 shares of common stock of the Company at $10 per share. The Company completed the stock offering in March 2008. The Company issued 3,470,391 shares for a total of $34,703,910. Offering expenses of $512,267 were netted against these proceeds. Additionally, the Company initially capitalized the Bank with $26,000,000 of the proceeds from the stock offering.

        The Bank operates three branches in Alpharetta, Duluth, and Doraville, Georgia. The Bank's primary sources of revenue are derived from the bank's investment portfolio and from loans to customers within its geographical area. The Bank's earnings are primarily dependent upon its net interest income, which is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities outstanding. The Company's interest rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand and deposit flows. The Company, like other community banks, is vulnerable to an increase in interest rates to the extent that interest-bearing liabilities mature or re-price more rapidly than interest-earning assets.

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

        Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, fair market value of securities and financial instruments, and the

TOUCHMARK BANCSHARES, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

valuation of deferred tax assets. In connection with the determination of the allowance for loan losses management obtains independent appraisals for significant properties.

        Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowances may be necessary based on changes in local economic conditions.

        In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowance for loan losses may change materially in the near term.

Cash and Cash Equivalents

        Cash and cash equivalents include cash and due from banks. Cash flows from deposits, interset bearing accounts with other banks, Federal funds sold, and renewals and extensions of loans are reported net.

Investment Securities

        Debt securities that management has the positive intent, and the Company has the ability, to hold to maturity are classified as securities held to maturity and are recorded at amortized cost. Securities not classified as securities held to maturity, including equity securities with readily, determinable fair values, are classified as securities available for sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

        Purchase premiums and discounts are recognized in interest income using methods approximating the interest method over the terms of the securities. A decline in the market value of any available for sale or held to maturity security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. The general standards of accounting for other than temporary impairment (OTTI) losses require the recognition of an OTTI loss in earnings only when an entity (1) intends to sell the debt security; (2) more likely than not will be required to sell the security before recovery of its amortized cost basis or (3) does not expect to recover the entire amortized cost basis of the security. Realized gains and losses for securities classified as available for sale and held to maturity are included in earnings and are derived using the specific identification method for determining the amortized cost of securities sold as of the trade date.

Restricted Stock

        Restricted stock consists of Federal Reserve and Federal Home Loan Bank of Atlanta (FHLB) stock, which represents an equity interest in these entities and is recorded at cost. These stocks do not have a readily determinable fair value because ownership is restricted and lacks a market.

        The amount of FHLB stock held by the Company is required by the FHLB to be maintained and is based on membership requirements and terms of advance agreements. The Company periodically evaluates its FHLB Stock investment for possible impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. The Federal Housing Finance Agency, the

TOUCHMARK BANCSHARES, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

regulator of the FHLB, requires it to maintain a total capital-to-asset ratio of at least 4%. At December 31, 2009, the FHLB Atlanta's audited regulatory capital ratio amounted to 6.07%. Regulatory capital ratio is regulatory capital stock plus retained earnings as a percentage of total assets at year end.

        The Company believes its holdings in the stock are ultimately recoverable at par value and therefore determined that FHLB and Federal Reserve Bank stock was not other-than-temporarily impaired. In addition, the Bank has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.

Loans Receivable

        Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan losses, deferred fees or costs on originated loans. Interest is credited to income on a daily basis based upon the principal amount outstanding.

        Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

        The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Loans are returned to accrual status when all the principal and interest amounts contractually due are reasonably assured of repayment within a reasonable time frame.

        The allowance for loan losses is funded via provision charges against income. Principal amounts are charged against the allowance account when a loss is confirmed. Subsequent recoveries are credited to the allowance. The allowance for loan losses is maintained at a level believed adequate by management to absorb loan losses based upon evaluations of known and inherent risks in the loan portfolio.

        Management's periodic evaluation of the adequacy of the allowance is based on known and inherent risks in the portfolio, the Bank's loan loss experience and other factors such as peer bank loan loss experience, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio and current economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to change.

        While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowance for loan losses may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

TOUCHMARK BANCSHARES, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

        The allowance for loan losses may consist of specific, general, and unallocated components. The specific component relates to loans that are classified as impaired. A loan is considered impaired when, based on current information and events, it is probable the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

        Impaired loans are measured by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the estimated fair value of the collateral if the loan is collateral dependent. Interest on accruing impaired loans is recognized as long as such loans to not meet the criteria for nonaccrual status.

        General allowances are established for non-impaired loans. Non-impaired loans are grouped based on similar characteristics. Loss percentage factors applied to these pools are based on an analysis of historical charge-off experience and the expected losses given default derived from the Company's internal risk rating process. These factors are developed and applied to the portfolio in terms of loan type and line of business. Adjustments are also made to the general allowance groups after an assessment of internal and external influences on credit quality that have not yet been reflected in the historical loss or risk rating data. Qualitative factors used to establish allowance for loss rates include credit concentrations, recent levels and trends in delinquencies and nonaccrual loans and growth in the loan portfolio. These loss factors are reviewed periodically and modified as necessary.

        Unallocated allowances relate to inherent losses that are not otherwise evaluated in the specific and general allowances. The qualitative factors associated with unallocated allowances are subjective and require management judgment. Such factors include economic uncertainty, losses incurred from recent events, lagging or incomplete data and the significant factors affecting the real estate and commercial lending markets.

Loans Held for Sale

        Loans intended for sale in the secondary market are stated at the lower of cost or fair value. Net unrealized losses, if any, are recognized through a valuation allowance. Changes in the valuation allowance are included in the determination of net income for the period in which the change occurs. No market valuation allowances were required at December 31, 2009 since those loans have market values that approximated the recorded basis.

Transfers of Financial Assets

        Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company—put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of

TOUCHMARK BANCSHARES, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Derivatives

        The Company's interest rate risk management strategy incorporates the use of derivative instruments to minimize fluctuations in net loss that are caused by interest rate volatility. The goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. The Company views this strategy as a prudent management of interest rate risk, such that interest income is not exposed to undue risk presented by changes in interest rates.

Premises and Equipment

        Premises and equipment are stated at cost less accumulated depreciation, computed principally on the straight-line method over the estimated useful lives of the assets.

        Maintenance and repairs that do not extend the useful life of the premises and equipment are charged to expense. The useful lives of premises and equipment are as follows:

Asset Type	Estimated Useful Life
Buildings	40 years
Leasehold improvements	lesser of lease term or expected life
Furniture, fixtures and equipment	3 - 9 years

Foreclosed Real Estate

        Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less selling costs at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. As of December 31, 2009 and 2008, the Company had no foreclosed real estate.

Income Taxes

        Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws and considers any uncertain tax positions.

TOUCHMARK BANCSHARES, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

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

Comprehensive Loss

        Accounting principles generally require that recognized revenue, expenses, gains and losses be included in our net loss. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with our net loss, are components of comprehensive loss.

Stock Based Compensation

        The Company maintains a share-based employee compensation plan for grants of equity-based compensation to key personnel. The Company accounts for such share-based payment based on the fair value of such as of the date of grant. Upon issuance of share based payment awards, compensation cost is recognized in the consolidated financial statements of the Company for all share-based payments granted, based on the grant date fair value over the requisite service period of the awards.

Net Loss Per Share

        Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted earnings (losses) per share are computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and warrants. Weighted average shares outstanding for the years ended December 31, 2009 and 2008 were 3,469,089 and 3,172,976, respectively. Basic losses per share for the years ended December 31, 2009 and 2008 was $0.84 and $1.00, respectively. Diluted earnings per share is not presented, as the current net loss would result in an anti-dilutive calculation.

Financial Instruments

        In the ordinary course of business the Company enters into off balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

Fair Values of Financial Instruments

        The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices, if available, are utilized as estimates of the fair values of financial instruments. Since no quoted market prices exist for a significant part of the Company's financial instruments, the fair values

TOUCHMARK BANCSHARES, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

of such instruments have been derived based on management's assumptions, the estimated amount and timing of future cash flows and estimated discount rates.

        The estimation methods for individual classifications of financial instruments are described in Note 12. Different assumptions could significantly affect these estimates. Accordingly, net realizable values could be materially different from the estimates presented. In addition, the estimates are only indicative of the value of individual financial instruments and should not be considered an indication of the fair value of the portfolio as constructed.

Recent Accounting Pronouncements

        On June 29, 2009, the Financial Accounting Standards Board (FASB) issued an accounting pronouncement establishing the FASB Accounting Standards Codification™ (the "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities. This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards were superseded. The Company adopted this new accounting pronouncement for the year ended December 31, 2009, as required, and such adoption did not have a material impact on the Company's financial statements taken as a whole.

        The FASB issued new guidance to update the Transfers and Servicing Topic of the ASC. Specifically, the guidance eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The guidance also expands existing disclosure requirements to include more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. The guidance must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company adopted this guidance on January 1, 2010, as required, and the adoption did not have a material impact on the Company's financial statements taken as a whole.

        The FASB issued three related accounting pronouncements intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. In particular, these pronouncements: (1) provide guidelines for making fair value measurements more consistent with the existing accounting principles when the volume and level of activity for the asset or liability have decreased significantly; (2) enhance consistency in financial reporting by increasing the frequency of fair value disclosures; and (3) modify existing general standards of accounting for and disclosure of other-than-temporary impairment ("OTTI") losses for impaired debt securities.

        The fair value measurement guidance of these pronouncements reaffirms the need for entities to use judgment in determining if a formerly active market has become inactive and in determining fair values when markets have become inactive. The changes to fair value disclosures relate to financial instruments that are not currently reflected on the balance sheet at fair value. Prior to these pronouncements, fair value disclosures for these instruments were required for annual statements only. These disclosures now are required to be included in interim financial statements. The general

TOUCHMARK BANCSHARES, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

standards of accounting for OTTI losses were changed to require the recognition of an OTTI loss in earnings only when an entity (1) intends to sell the debt security; (2) more likely than not will be required to sell the security before recovery of its amortized cost basis or (3) does not expect to recover the entire amortized cost basis of the security. In situations when an entity intends to sell or more likely than not will be required to sell the security, the entire OTTI loss must be recognized in earnings. In all other situations, only the portion of the OTTI losses representing the credit loss must be recognized in earnings, with the remaining portion being recognized in other comprehensive income, net of deferred taxes.

        All three pronouncements were effective for interim and annual periods ending after June 15, 2009. The Company adopted these provisions of these pronouncements for the quarterly period ending June 30, 2009, as required. Such adoption did not have a material impact on the Company's financial statements taken as a whole.

        The FASB issued new guidance to amend the Consolidations Topic of the ASC to improve financial reporting by enterprises involved with variable interest entities. The amendment addresses (1) the effects on certain provisions of the Topic as they relate to the elimination of the qualifying special purpose entity and (2) constituent concerns about the application of certain key provisions of the Topic, including those in which accounting and disclosures under the Topic do not always provide timely and useful information about an enterprises involvement in a variable interest entity. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2009. The adoption of this statement did not have a material impact on the Company's financial statements.

TOUCHMARK BANCSHARES, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

2. INVESTMENT SECURITIES:

        The amortized cost, gross unrealized gains and losses, and estimated fair value of investments securities at December 31, 2009 and 2008, are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale
December 31, 2009:
U.S. Government-sponsored enterprises (GSEs)*	$13,740,026	$3,451	$(169,114)	$13,574,363
Corporate bonds	11,471,708	529,381	—	12,001,089
Mortgage-backed GSE residential	17,656,547	55,162	(56,376)	17,655,333

Total securities available for sale	$42,868,281	$587,994	$(225,490)	$43,230,785

December 31, 2008:
U.S. Government-sponsored enterprises (GSEs)*	$8,939,435	$194,805	$—	$9,134,240
Corporate bonds	2,477,319	144,531	—	2,621,850
Mortgage-backed GSE residential	13,088,527	142,723	(8,654)	13,222,596

Total securities available for sale	$24,505,281	$482,059	$(8,654)	$24,978,686

*
Such as Federal Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal Home Loan Banks

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Held to Maturity
December 31, 2009:
Municipal bonds	$4,619,299	$2,637	$(42,626)	$4,579,310

December 31, 2008:
Corporate bonds	$2,472,490	$24,115	$(11,078)	$2,485,527

        The amortized cost and estimated fair value of investment securities available for sale and held to maturity at December 31, 2009, by contractual maturity are shown below. Expected maturities will

TOUCHMARK BANCSHARES, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

2. INVESTMENT SECURITIES: (Continued)

differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available For Sale		Securities Held To Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,230,757	$1,265,898	$—	$—
Due after one year but less than five years	5,010,244	5,330,363	—	—
Due after five years but less than ten years	7,803,035	7,968,256	530,831	506,160
Due after ten years	28,824,245	28,666,268	4,088,468	4,073,150

	$42,868,281	$43,230,785	$4,619,299	$4.579,310

        For the purpose of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

        The company had gross gains on sales of securities of $1,247,996 and gross losses on sales of securities of $30,171 during the year ended December 31, 2009. The Company had gross gains on sales of securities of $96,979 during the year ended December 31, 2008.

        During the third quarter of 2009, the Company sold three corporate securities designated held to maturity. The Company's decision to sell these securities resulted from credit concerns related to one security and the Company's overall exposure to the corporate bond market as evidenced by significant decline in bond ratings by independent third parties. As a result of these sales, the Company transferred the remaining securities designated held to maturity into the available for sale portfolio.

        Securities with a carrying value of $19,251,960 and $12,335,941 at December 31, 2009 and 2008, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Taxable interest income on investments was $1,831,977 and $1,344,249 for the years ended December 31, 2009 and 2008, respectively.

TOUCHMARK BANCSHARES, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

2. INVESTMENT SECURITIES: (Continued)

        Information pertaining to securities with gross unrealized losses at December 31, 2009 and 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than Twelve Months		More than Twelve Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Total Unrealized Losses
Securities Available for Sale
December 31, 2009:
GSEs	$(169,114)	$10,572,409	$—	$—	$(169,114)
Mortgage-backed securities
GSE residential	(56,376)	12,083,366	—	—	(56,376)

	$(225,490)	$22,655,775	$—	$—	$(225,490)

December 31, 2008:
Mortgage-backed securities
GSE residential	$(8,654)	$1,008,814	$—	$—	$(8,654)

Securities Held to Maturity
December 31, 2009:
Municipal bonds	$(42,626)	$3,748,851	$—	$—	$(42,626)

December 31, 2008:
Corporate bonds	$(11,078)	$541,392	$—	$—	$(11,078)

        Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

        At December 31, 2009, 30 of 53 debt securities have unrealized losses with aggregate depreciation of 1.0% from the Company's amortized cost basis. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts' reports. Although some of the issuers have shown declines in earnings and/or a weakened financial condition as a result of the weakened economy, no credit issues have been identified that cause management to believe the declines in market value are other than temporary. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

        GSE debt securities.    The unrealized losses on the seven investments in GSEs were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company's investments. Because the Company has no immediate plans to sell the investments, and because it is not more likely than not that the Company will be

TOUCHMARK BANCSHARES, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

2. INVESTMENT SECURITIES: (Continued)

required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

        Municipal bonds.    The Company's unrealized losses on eight investments in municipal bonds relates to interest rate increases. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Because the Company does not plan to sell the investments, and because it is not more likely than not that the Company will be required to sell the investments before recovery of its par value, which may be maturity, it does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

        Mortgage-backed securities GSE residential.    The unrealized losses on the Company's investment in fifteen residential GSE mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has no immediate plans to sell the investments, and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

3. LOANS AND ALLOWANCE FOR LOAN LOSSES:

        The composition of loans as of December 31, 2009 and 2008 is summarized as follows:

	2009	2008
Construction and development	$15,152,869	$6,788,845
Real estate—mortgage	7,251,054	812,499
Commercial real estate	39,001,634	21,939,122
Commercial and industrial	4,955,725	1,059,864
Other	1,950,234	1,495,793

	68,311,516	32,096,123
Unearned fees	(256,681)	(140,758)
Allowance for loan losses	(1,445,522)	(401,890)

Loans, net	$66,609,313	$31,553,475

TOUCHMARK BANCSHARES, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

3. LOANS AND ALLOWANCE FOR LOAN LOSSES: (Continued)

        Changes in the allowance for loan losses during the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
Balance, beginning of year	$401,890	$—
Provision charged to operations	2,243,898	401,890
Loans charged off	(1,200,266)	—
Recoveries	—	—

Balance, end of year	$1,445,522	$401,890

        The following is a summary of information pertaining to impaired loans, nonaccrual loans and past due loans greater than 90 days as of and for the years ended December 31, 2009 and 2008:

	2009	2008
Impaired loans without a valuation allowance	$5,897,235	$—
Impaired loans with a valuation allowance	—	—

Total impaired loans	$5,897,235	$—

Valuation allowance related to impaired loans	$—	$—

Average investment in impaired loans	$4,111,559	$—

Interest income recognized on impaired loans	$—	$—

Nonaccrual loans	$5,897,235	$—

Loans past due ninety days or more and still accruing	$—	$—

        No loans were transferred to foreclosed real estate in 2009 or 2008.

        The Company has no commitments to loan additional funds to borrowers of impaired or nonaccrual loans. The Company is not committed to lend additional funds to borrowers with non-accrual or restructured loans.

        In the normal course of business, the Bank may sell and purchase loan participations to and from other financial institutions and related parties. Loan participations are typically sold to comply with the legal lending limits per borrower as imposed by regulatory authorities. The participations are sold without recourse and the Bank imposes no transfer or ownership restrictions on the purchaser. At December 31, 2009 and 2008 the Bank had $8,866,586 and $1,436,885 of participations sold and $9,969,048 and $3,774,750 of participations purchased, respectively.

        During 2009, the Company purchased loans with outstanding principal balances at the time of purchase of $20,229,202 for a carrying value of $2,301,680. Prior to December 31, 2009, the Company sold certain of these purchased loans with contractual balances of $4,237,447 resulting in a gain on sale of $235,799. As of December 31, 2009, loans with contractual principal balances of $15,991,755 remain with a carrying value of $1,832,412 and are classified as loans held for sale. Of this carrying amount, $1,084,174 is non-performing and carried at fair value. The non-performing loans have a contractual

TOUCHMARK BANCSHARES, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

3. LOANS AND ALLOWANCE FOR LOAN LOSSES: (Continued)

principal balance of $9,124,928. These non-performing loans are not included in the impaired loan table above, as they are classified as loans held for sale and the Company does not believe any impairment loss exists on these loans as of December 31, 2009. The remaining carrying values total $748,238 and are classified as performing loans as of December 31, 2009.

4. PREMISES AND EQUIPMENT:

        Major classifications of these assets are summarized as follows:

	December 31, 2009	December 31, 2008
Land	$400,000	$2,409,023
Building	1,247,583	—
Leasehold improvements	638,971	638,971
Furniture, fixtures and equipment	1,163,642	981,668

	3,450,196	4,029,662
Accumulated depreciation	(406,550)	(156,651)

Premises and equipment, net	$3,043,646	$3,873,011

        Depreciation expense for the years ended December 31, 2009 and 2008 was $249,270 and $138,052, respectively. As of December 31, 2009, our real property at Satellite Boulevard does not appear in this category as we transferred it to land held for sale.

5. DEPOSITS:

        Deposit account balances at December 31, 2009 and 2008 are summarized as follows:

	2009	2008
Non-interest-bearing demand	$3,489,983	$1,792,137
Interest bearing demand	27,345,851	15,318,456
Savings	73,357	31,301
Time, $100,000 and over	34,888,245	7,856,156
Other time	10,246,238	2,778,600

Total deposits	$76,043,674	$27,776,650

        Time deposits listed above include $12,087,225 and $2,797,000 in brokered certificates of deposit at December 31, 2009 and 2008, respectively.

TOUCHMARK BANCSHARES, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

5. DEPOSITS: (Continued)

        At December 31, 2009, the scheduled maturities of time deposits are as follows:

Year ending December 31,
2010	$24,795,464
2011	16,294,338
2012	3,219,072
2013	725,609
2014	100,000

$45,134,483

6. LEASES:

        The Company entered into a lease for its Norcross, Georgia branch and temporary headquarters which commenced May 2007 and had an initial term of thirty-nine months. During 2008, the Company signed an agreement to expand the rented space and to extend the lease until November 30, 2011. The lease contains multiple rental holiday provisions throughout the term of the lease. Current monthly lease is $8,792, which will escalate periodically during the lease term. The Company vacated this space in September 2009 with the relocation of its corporate headquarters to Alpharetta. The Company is currently marketing this space to sublet for the remainder of the lease term.

        The Company entered into an agreement to lease a branch location in Duluth, Georgia for a term of sixty-seven months, with the lease commencing in January 2008. This lease contains a rental holiday for the first seven months of the lease and thereafter requires monthly rental payments. Current monthly lease is $4,771 and will escalate periodically during the lease term.

        The Company entered into an agreement to lease a branch location in Doraville, Georgia for a term of sixty months, with the lease commencing in October 2008. This lease contains a partial rental holiday for the first six months of the lease and thereafter requires monthly rental payments. Current monthly rental payment is $10,332, which will escalate periodically during the lease term.

        The minimum lease payments not including common area cost allocation under these leases are as follows:

2010	$283,588
2011	284,982
2012	188,514
2013	133,421

$890,505

TOUCHMARK BANCSHARES, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

7. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS:

        Advances from the Federal Home Loan Bank (FHLB) as of December 31, 2009 and 2008 are summarized as follows:

Interest Rate	Fixed/Variable	Maturity Date	Balance
0.70%	Variable	June 24, 2011	$3,900,000
3.15%	Fixed	March 18, 2013	2,000,000
3.60%	Convertible	September 4, 2018	3,000,000
3.25%	Convertible	September 10, 2018	2,500,000

			$11,400,000

        The aggregate of the advances is collateralized by the Company's FHLB stock, the Company's deposits with the FHLB, securities and a blanket floating lien on a portion of the Company's loan portfolio, portions of which can be used to cover any defaults on repayments of advances. Total amount of loans pledged as of December 31, 2009 were $12,598,614.

        As of December 31, 2009, the Company has lines of credit with five correspondent banks for overnight borrowings of $18,900,000 at December 31, 2009, with $2,525,000 outstanding. The Company had no borrowings on these lines at December 31, 2008. The lines of credit at December 31, 2009 were as follows:

Correspondent Bank	Commitment	Balance Outstanding
First National Bankers Bank	$5,000,000	$2,525,000
Compass Bank	2,500,000	—
Independent Bankers Bank	5,000,000	—
Center State Bank	4,000,000	—
Nexity Bank	2,400,000	—

	$18,900,000	$2,525,000

        Individually, the correspondent banks require the borrowings to be limited to a maximum of 10 to 14 consecutive days.

        Additionally, the Company had Discount Window borrowings from the Federal Reserve Bank through its Term Auction Facility as of December 31, 2009 of $10,000,000. These are 28-day borrowings that matured January 14, 2010 and carried an interest rate of 0.25%.

8. INCOME TAXES:

        Since its inception, the Company has incurred net operating losses. The deferred tax benefits, if any, remain unrecorded as their realization is heavily dependent on future taxable income. At December 31, 2009, management does not believe there is sufficient information to determine it is more likely than not that future taxable income will be sufficient to realize the tax benefits for any deductible temporary differences.

TOUCHMARK BANCSHARES, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

8. INCOME TAXES: (Continued)

        The total provision for income taxes in the statement of operations is as follows:

	2009	2008
Currently payable:
Federal	$(805,652)	$(640,083)
Deferred income taxes	(216,360)	(495,632)
Change in valuation allowance	1,022,012	1,135,715

	$—	$—

        The Company's income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	Years Ended December 31,
	2009	2008
Tax provision at federal statutory rate	$(984,651)	$(1,076,074)
Stock options	65,851	51,544
State income taxes	(101,370)	(112,436)
Other items, net	(1,842)	1,251
Valuation allowance	1,022,012	1,135,715

Income tax expense	$—	$—

        The following summarizes the components of deferred taxes at December 31, 2009 and 2008.

	2009	2008
Deferred income tax assets (liabilities):
Allowance for loan losses	$363,245	$120,362
Pre-opening expenses	450,998	485,467
Net operating loss carryforward	1,482,913	677,691
Depreciation	(202,035)	(183,825)
Stock options	488,415	488,413
Deferred loan fees	78,897	53,116
Other	1,505	702
Securities available for sale	(119,626)	(156,224)

	(2,544,312)	1,485,702
Less valuation allowance	(2,663,938)	(1,641,926)

Deferred tax liabilities, net	$(119,626)	$(156,224)

        The future tax consequences of the differences between the financial reporting and tax basis of the Company's assets and liabilities resulted in a net deferred tax asset. A valuation allowance was established for the net deferred tax asset, as the realization of these deferred tax assets is dependent on future taxable income.

        The federal and state net operating loss carryforwards will expire beginning in 2027 if not previously utilized.

TOUCHMARK BANCSHARES, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

9. TRANSACTIONS:

        The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families, and affiliated companies in which they are principal stockholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. These persons and firms were indebted to the Company in the aggregate amount of $6,109,108 and $5,988,094 as of December 31, 2009 and 2008, respectively. Changes in related party loans for the year ended December 31, 2009 are as follows:

Balance, beginning of year	$5,988,094
Advances	4,598,517
Repayments	(1,847,019)

Balance, end of year	$8,739,593

        These persons and firms had deposits with the Company totaling $5,244,834 and $2,963,757 at December 31, 2009 and 2008, respectively.

10. COMMITMENTS AND CONTINGENCIES:

        The Company's nature of business is such that it ordinarily results in a certain amount of litigation. In the opinion of management, there is no litigation in which the outcome will have a material effect on the consolidated financial statements.

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

        The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

	Contract Amount
	December 31, 2009	December 31, 2008
Financial instruments whose contract amounts represent credit risk (in thousands):
Unused Commitments to extend credit	$10,869	$6,871
Standby letters of credit	$—	$—

TOUCHMARK BANCSHARES, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

11. FINANCIAL INSTRUMENTS: (Continued)

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty.

        Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

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

        ASC 820-10 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, GAAP establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

        Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchanges rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity's own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the

TOUCHMARK BANCSHARES, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

12. FAIR VALUE: (Continued)

significance of a particular input to the fair value measurement in its entirety requires judgment, and the Company considers factors specific to the asset or liability.

        The table below presents the Company's assets measured at fair value on a recurring basis as of December 31, 2009 and 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investment securities available for sale	$—	$43,230,785	$—	$43,230,785
Derivative instruments	—	—	281,599	281,599
Loans held for sale	—	—	1,832,412	1,832,412

Total assets at fair value	$—	$43,230,785	$2,114,011	$45,344,796

Assets as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investment securities available for sale	$—	$24,978,686	$—	$24,978,686

Total assets at fair value	$—	$24,978,686	$—	$24,978,686

        Securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other things. The investments in the Company's portfolio are generally not quoted on an exchange but are actively traded in the secondary institutional markets.

        The derivative instrument held by the Company is reported at fair value utilizing Level 3 inputs. The valuation of this instrument is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual term of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below (rise above) the strike rate of the floors (caps). The variable interest rates used in the calculation of projected receipts on the floor (cap) are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

TOUCHMARK BANCSHARES, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

12. FAIR VALUE: (Continued)

        Loans held-for-sale are measured at the lower of cost or fair value. Fair value is currently based on the purchase price of the loan held for sale. Management believed that the overall value of these loans is based on the value of the collateral securing these loans. On loans held for sale, collateral includes commercial real estate. The fair value of loans held for sale are evaluated on an on-going basis by monitoring what secondary markets are offering for loans and portfolios with similar characteristics.

        The following table presents the assets that are measured at fair value on a non-recurring basis by level within the fair value hierarchy as reported in the consolidated statements of financial position at December 31, 2009 and 2008.

Assets as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$5,897,235	$5,897,235

Assets as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$—	$—

        At December 31, 2009, in accordance with the provisions of the loan impairment guidance (FASB ASC 310-10-35), individual loans with a carrying amount, after partial charge-offs of $752,125, of $5,897,235, were considered impaired. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy. Collateral may include real estate, or business assets including equipment, inventory and accounts receivable. The value of real estate collateral is determined based on an appraisal by qualified licensed appraisers hired by the Company. The value of business equipment is based on an appraisal by qualified licensed appraisers hired by the Company if significant, or the equipment's net book value on the business' financial statements. Inventory and accounts receivable collateral are valued based on independent field examiner review or aging reports. Appraised and reported values may be discounted based on management's historical knowledge, changes in market conditions from the time of the valuation, and management's expertise and knowledge of the client and client's business. Impaired loans are evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

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

TOUCHMARK BANCSHARES, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

12. FAIR VALUE: (Continued)

        Investment securities available-for-sale and held-to-maturity.    Fair values for securities are based predominately on quoted market prices. If quoted market prices are not available, fair values are based on quoted market prices of similar instruments.

        Restricted stock.    The carrying values of restricted equity securities approximate fair values.

        Loans Held for Sale.    Loans held for sale are carried at the lower of cost or market value. Fair value is currently based on what secondary markets are offering for loans and portfolios with similar characteristics.

        Loans receivable.    For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

        Deposits.    The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable rate certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

        Federal Home Loan Bank ("FHLB") advances and other borrowings.    Fair values of fixed rate FHLB advances and other borrowings are estimated using discounted cash flow analyses based on the Bank's current incremental borrowing rates for similar types of borrowing arrangements. The carrying values of variable rate FHLB advances and other borrowings approximate fair value.

        Accrued interest.    The carrying amounts of accrued interest approximate their fair values.

        Derivative instruments.    The fair values of these instruments are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

        Off-balance-sheet instruments.    Fair values for off-balance-sheet lending commitments are based on the current carrying value and adjusted, if appropriate, for material changes in pricing currently charged to enter into similar agreements. Remaining terms of the agreements and counter parties' credit standings are taken into account when making this evaluation.

TOUCHMARK BANCSHARES, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

12. FAIR VALUE: (Continued)

        The Company's carrying amounts and estimated fair values of financial instruments as of December 31, 2009 and 2008 (in thousands) were as follows:

	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from banks	$1,696	$1,696	$1,029	$1.029
Federal funds sold	—	—	1,297	1,297
Interest-bearing accounts with other banks	3,074	3,074	4,073	4,073
Securities available for sale	43,231	43,231	24,979	24,979
Securities held to maturity	4,619	4,579	2,472	2,486
Restricted stock	1,366	1,366	1,330	1,330
Loan held for sale	1,832	1,832	—	—
Loans receivable	66,609	67,196	31,553	33,573
Accrued interest receivable	543	543	431	431
Derivative instruments	282	282	—	—
Liabilities:
Deposits	76,044	76,139	27,777	27,835
Accrued interest payable	61	61	29	29
FHLB advances	11,400	11,823	11,400	11,600
Other borrowing	12,525	12,525	—	—

13. DERIVATIVE INSTRUMENT:

        During 2009, the Company entered into an interest rate corridor transaction. An interest rate corridor is composed of a long interest rate cap position and a short interest rate cap position. The buyer of the corridor purchases a cap with a lower strike while selling a second cap with a higher strike. The premium earned on the second cap then reduces the cost of the structure as a whole. The buyer of the corridor is protected if rates rise above the first cap's strike (the floor), but the benefit is limited to the level of the second cap's strike (the ceiling).

        This series of transactions consists of a purchased interest rate cap establishing a floor at 0.75% based on the 1 month LIBOR rate. Additionally, the Company sold an interest rate cap at 2.50% based on the 1 month LIBOR rate. Both transactions are forward start transactions with an effective date of July 1, 2010 and a termination date of July 1, 2013. The notional amount for each is $10,000,000. The interest rate corridor transaction is considered a stand alone derivative instrument, and as such will be recorded in the financial statements at fair value, with changes in fair value included in net loss. Additionally, this transaction has a net settlement feature, and the effects of the net settlement will be included in interest income or expense as appropriate. The fair value as of December 31, 2009 was $281,599 and is included in other assets.

TOUCHMARK BANCSHARES, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

14. EMPLOYEE BENEFITS:

        The Company has a 401(k) plan covering all employees. Contributions under the 401(k) plan are made by the employee with the Company contributing 100% of the employee deferral up to 3% of the employee's salary and 50% of the deferral greater than 3% but less than 5% of the employee's salary. Expenses relating to this plan charged to operations amounted to $67,733 and $55,301 for 2009 and 2008, respectively.

15. STOCK BASED COMPENSATION:

Stock Options

        During 2008, the Company adopted an Employee Incentive Stock Plan (the "Stock Plan"). The Stock Plan offers stock awards to key employees to encourage continued employment by facilitating their purchase of an equity interest in the Company. These awards are granted at the discretion of the Board of Directors at an exercise price determined by the Board at the grant date. Options awarded under the Stock Plan have a term of ten years from the date of grant and vest ratably over three years, unless otherwise stated in the award agreement. A total of 191,000 shares have been reserved under the Stock Plan.

        During 2008 and 2009, the Company issued 149,822 options to purchase common stock to employees of the Company and 10,000 options to purchase common stock to a new director. Upon issuance of options, compensation cost was recognized in the consolidated financial statements of the Company for all share-based payments granted, based on the estimated fair value grant date.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions listed in the table below. Expected volatility for the period has been determined by a combination of a calculated value based on expected volatility of similar entities, and on the historical volatility of the Company's stock. The expected term of options granted is based on the short-cut method and represents the period of time that the options granted are expected to be outstanding. Expected dividends are based on dividend trends and the market price of the Company's stock at date of grant. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	December 31,
	2009	2008
Risk-free interest rate	1.55%	2.93 - 3.80%
Expected life (years)	6.50	6.50
Expected volatility	47.99%	29.65 - 38.41%
Expected dividends	0.00%	0.00%
Expected forfeiture rate	5.00%	5.00%
Weighted average fair value of options granted	$4.86	$3.73

        The Company recorded stock-based compensation expense related to the options of $158,079 and $118,966 during the years ended December 31, 2009 and 2008, respectively. At December 31, 2009, there was $332,446 of unrecognized compensation cost related to options outstanding, which is expected to be recognized over a weighted-average period of 1.5 years.

TOUCHMARK BANCSHARES, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

15. STOCK BASED COMPENSATION: (Continued)

        A summary of activity in the Company's stock option plans is presented below:

	2009		2008
	Option Shares	Average Weighted Exercise Price	Option Shares	Average Weighted Exercise Price
Beginning of period	117,822	$10.00	—	$—
Granted	40,500	10.00	119,322	10.00
Exercised	—	—	—
Forfeited	—	—	1,500	10.00

End of period	158,322	$10.00	117,822	$10.00

Options exercisable at end of period	39,274		—

        The outstanding options have a weighted average remaining contractual life of approximately 8.63 years as of December 31, 2009. The exercisable options have a weighted average remaining contractual life of approximately 8.14 years as of December 31, 2009. At December 31, 2009, the aggregate intrinsic value of options outstanding and exercisable was $0.

Warrants

        Type I (Director) warrants were awarded in recognition of certain directors' contributions to the initial capitalization of the Company. The Company awarded only 30,000 Type I warrants due to the majority of warrants issued being Type II. These warrants vest over three years.

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

        Type I and Type II warrants have an expiration term of 10 years from the grant date. The purchase price of each additional share under the warrant agreement is $10 per share. Each warrant agreement has an anti-dilution clause whereby if the Company subdivides its outstanding shares of common stock into a greater number of shares, or declares and pays a stock dividend, the purchase price of each share shall be proportionately reduced, and the Company shall proportionately increase the number of shares of common stock subject to the warrant.

        Additionally, 12,500 immediately vested warrants were issued to an organizational consultant during the first quarter of 2008. At December 31, 2008, there were 472,500 stock warrants outstanding and 442,500 were fully vested. At December 31, 2009, there were 472,500 stock warrants outstanding and 452,500 were fully vested.

TOUCHMARK BANCSHARES, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

15. STOCK BASED COMPENSATION: (Continued)

        The fair value of each warrant is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions listed in the table below. Expected volatility for the period has been determined by a combination of a calculated value based on expected volatility of similar entities, and on the historical volatility of the Company's stock. The expected term of warrants granted is based on the short-cut method and represents the period of time that the warrants granted are expected to be outstanding. Expected dividends are based on dividend trends and the market price of the Company's stock at date of grant. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Risk-free interest rate	2.74 - 3.10%
Expected life (years)	5.00 - 6.50
Expected volatility	28.25%
Expected dividends	0.00%
Weighted average fair value of warrants granted	$3.04

        The Company recorded stock-based compensation expense of $35,600 and $1,364,558 for the years ended December 31, 2009 and 2008, respectively, related to these warrants.

        At December 31, 2009, there was $38,567 of unrecognized compensation cost related to warrants, which is expected to be recognized over a weighted-average period of 2.2 years. The weighted average remaining contractual life of the warrants outstanding as of December 31, 2009 was approximately 8.1 years. At December 31, 2009, the aggregate intrinsic value of warrants outstanding and exercisable was $0.

16. REGULATORY MATTERS:

        Touchmark National Bank is subject to various capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting principles. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2009, that the Bank meets all capital adequacy requirements to which it is subject.

        As of December 31, 2009, the most recent notification from the Office of Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank subsidiary must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.

TOUCHMARK BANCSHARES, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

16. REGULATORY MATTERS: (Continued)

        The Bank's actual capital amounts (in thousands) and ratios as of December 31 are also presented in the following table.

	Actual		For Capital Adequacy Purposes:		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Total Capital (to Risk Weighted Assets)	$24,250	25.76%	$7,530	8.0%	$9,412	10.0%
Tier I Capital (to Risk Weighted Assets)	$23,061	24.50%	$3,766	4.0%	$5,649	6.0%
Tier I Capital (to Average Assets)	$23,061	20.13%	$4,583	4.0%	$5,728	5.0%

	Actual		For Capital Adequacy Purposes:		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Total Capital (to Risk Weighted Assets)	$25,114	53.84%	$3,732	8.0%	$4,665	10.0%
Tier I Capital (to Risk Weighted Assets)	$24,712	52.98%	$1,866	4.0%	$2,799	6.0%
Tier I Capital (to Average Assets)	$24,712	46.10%	$2,144	4.0%	$2,680	5.0%

17. LIMITATION ON DISTRIBUTIONS:

        Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. These restrictions are based on the level of regulatory classified assets, the prior years' net earnings, and the ratio of equity capital to total assets. The Bank is currently not allowed to pay dividends to the Company until it becomes cumulatively profitable.

TOUCHMARK BANCSHARES, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

18. OTHER OPERATING EXPENSES

        Significant components of other operating expenses are as follows:

	Years Ended December 31,
	2009	2008
Data processing and information technology	$285,966	$210,669
Advertising and marketing	210,466	182,319
Legal	213,396	74,498
Consulting and other professional fees	172,378	122,108
Printing and office supplies	60,705	73,525
Telephone	38,602	26,191

19. CONDENSED FINANCIAL INFORMATION ON TOUCHMARK BANCSHARES, INC (PARENT COMPANY ONLY)

Condensed Balance Sheets

	December 31,
	2009	2008
ASSETS
Cash	$13,291	$—
Federal funds sold	—	334,000
Interest-bearing accounts with other banks	—	3,465,000
Investment in subsidiary	23,256,784	25,029,093
Securities available for sale	522,070	—
Loans held for sale	792,797	—
Accrued interest receivable	10,674	—
Premises and equipment	1,651,727	2,409,023
Land held for sale	2,409,023	—
Due from subsidiary	—	253,198

Total assets	$28,656,366	$31,490,314

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Other liabilities	$23,124	6,445

Total liabilities	23,124	6,445

Shareholder's Equity	28,633,242	31,483,869

Total liabilities and shareholder's equity	$28,656,366	$31,490,314

TOUCHMARK BANCSHARES, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

19. CONDENSED FINANCIAL INFORMATION ON TOUCHMARK BANCSHARES, INC (PARENT COMPANY ONLY) (Continued)

Condensed Statements of Operations

	December 31, 2009	December 31, 2008
Interest income:
Investment income	$63,552	$291,962
Federal funds sold	106	7,263

Total interest income	63,658	309,225

Noninterest income:
Gain on sale of securities available for sale	44,875	—
Rental income	56,932	—

Total noninterest income	101,807	—

Noninterest expense:
Salaries and employee benefits	—	1,420,479
Occupancy and equipment	13,224	11,042
Other operating expense	227,509	238,010

Total noninterest expense	240,733	1,669,531

Net loss before equity in undistributed loss of subsidiary	(75,268)	(1,370,215)
Equity in undistributed loss of subsidiary	(2,844,735)	(1,804,618)

Net loss	$(2,920,003)	$(3,164,924)

TOUCHMARK BANCSHARES, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

19. CONDENSED FINANCIAL INFORMATION ON TOUCHMARK BANCSHARES, INC (PARENT COMPANY ONLY) (Continued)

Condensed Statements of Cash Flows

	December 31, 2009	December 31, 2008
Cash flow from operating activities:
Net loss	$(2,920,003)	$(3,164,924)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	13,224	5,192
Net amortization (accretion)	(1,667)	—
Gain on sale of securities available for sale	(44,875)	—
Equity in undistributed loss of subsidiary	2,844,735	1,804,618
Stock based compensation expense	—	1,331,924
Decrease in interest payable	—	(12,899)
Loans purchased	(792,797)	—
Decrease in deferred stock issuance costs	—	186,204
Increase (decrease) in other assets	242,524	(253,993)
Decrease in other liabilities	(6,444)	(208,174)

Net cash used by operating activities	(665,303)	(312,052)

Cash flow from investing activities:
Investment in subsidiary	(1,000,000)	26,000,000
Decrease (increase) in interest bearing accounts with other banks	3,465,000	(3,465,000)
Decrease (increase) in federal funds sold	334,000	(334,000)
Purchase of securities available for sale	(965,455)	—
Proceeds from sale of securities available for sale	560,000	—
Purchase of premises and equipment	(1,664,951)	(75,491)

Net cash provided by (used by) investing activities	728,594	(29,874,491)

Cash flow from financing activities:
Organizer repayments	—	(980,000)
Repayment of line of credit	—	(575,000)
Repayment of note payable	—	(2,450,000)
Stock issuance costs	—	(512,267)
Repurchase and retirement of common stock	(50,000)	—
Proceeds from sale of common stock	—	34,703,810

Net cash (used in) provided by financing activities	(50,000)	30,186,543

Net change in cash	13,291	—
Cash at the beginning of the year	—	—

Cash at the end of the year	$13,291	$—

Supplemental disclosures of cash flow information—
Interest paid	$—	$12,899

Noncash investing activities—
Stock based compensation expensed at subsidiary	$193,679	$364,930

Pre-opening expenses allocated to subsidiary	$—	$1,276,595

Assets contributed to subsidiary	$—	$364,930

Transfer of land from premises and equipment to land held for sale	$2,409,023	$—

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A(T).    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2009.

        While the Company's management has identified certain internal control deficiencies which are discussed below, management has concluded that these deficiencies did not impair the effectiveness of the Company's overall disclosure controls and procedures.

Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP).

        Under the supervision and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer, the Company's management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2009 based on the criteria established in a report entitled "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation was conducted with the assistance of a certified public accounting firm, who performed procedures to test the design and operational effectiveness of our internal controls. The report noted items warranting the responsible attention of the audit committee and Board, and management endorsed the report on internal controls and recommended it to the Company's audit committee as delivered. Based on the evaluation, our management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2009.

        Although management determined that internal control over financial reporting was effective at year end, during the evaluation internal control deficiencies were identified which together are considered to be a significant deficiency, as further described below. A significant deficiency is a control deficiency which adversely affects the ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP. Thus, there is more than a remote likelihood a misstatement of the annual or interim financial statements that is more than inconsequential will not be prevented or detected.

        The control deficiencies identified were that the Company and the Bank did not have adequate policies and procedures in place to address the timely disclosure, consideration and approval of related party transactions involving directors, officers or employees and potential conflicts of interest. Such a deficiency could affect financial reporting disclosures. Appropriately designed policies and procedures would operate to mitigate the associated risk. See "Remediation Plans" below for a discussion of the Company's plans to address these deficiencies.

        This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. The Company's registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

Remediation Plans Related to Control Deficiency

        On April 7, 2010, the Board of Directors adopted a more comprehensive code of business conduct and ethics applicable to directors, officers and employees of both the Company and the Bank, which code covers numerous areas related to business conduct and ethical standards and which requires a compliance certification from all persons subject to the code. The code of business conduct incorporates the previously adopted code of ethics applicable to the senior financial officers without change, and provides, in specific detail, the process to be followed in connection with the reporting, consideration and approval of any related party transactions between a director, officer, or employee and the Company or the Bank. In addition, on April 7, 2010 the Board of Directors revised the audit committee charter to address in more detail the delivery of formal reports by the audit committee and the engagement of outside advisors by the audit committee. Both the updated code of business conduct and ethics and the revised audit committee charter have been posted our website at www.touchmarknb.com.

Changes in Internal Control Over Financial Reporting

        There have been no changes in the Company's internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2010 annual meeting of shareholders to be held on May 19, 2010.

Item 11.    Executive Compensation.

        The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2010 annual meeting of shareholders to be held on May 19, 2010.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by Item 12 is hereby incorporated by reference from our proxy statement for our 2010 annual meeting of shareholders to be held on May 19, 2010.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2010 annual meeting of shareholders to be held on May 19, 2010.

Item 14.    Principal Accounting Fees and Services.

        The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2010 annual meeting of shareholders to be held on May 19, 2010.

 PART IV

Item 15.    Exhibits, Financial Statement Schedules.

  (a)(1) Financial Statements

        The following financial statements are located in Item 8 of this report.

  Report of Independent Registered Public Accounting Firm

  Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008

  Consolidated Statements of Operations for the years ended December 31, 2009 and December 31, 2008

  Consolidated Statements of Comprehensive Loss for the years ended December 31, 2009 and December 31, 2010

  Consolidated Statements of Cash Flows for the years ended December 31, 2009 and December 31, 2008

  Notes to the Financial Statements

        (2)   Financial Statement Schedules

  These schedules have been omitted because they are not required, are not applicable or have been included in our financial statements.

        (3)   Exhibits

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-143840).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2, File No. 333-143840).
4.1	See Exhibits 3.1 and 3.2 for provisions in Touchmark Bancshares, Inc.'s Articles of Incorporation and Bylaws defining the rights of holders of the common stock.
4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2, File No. 333-143840).
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
10.3	Form of Organizer Warrant Agreement (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form SB-2, File No. 333-143840).*
10.4	Form of Director Warrant Agreement (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form SB-2, File No. 333-143840).*
10.5	Form of Consultant Warrant Agreement (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form SB-2, File No. 333-143840).*

Exhibit No.	Description of Exhibit
10.6	Touchmark Bancshares, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 10-Q for the fiscal quarter ended March 31, 2008).*
10.7	Assignment of Contract, dated June 22, 2009, between Touchmark Bancshares, Inc. and Gwinnett Clinic, Ltd. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed June 26, 2009).
10.8
Real Estate Purchase and Sale Contract, effective April 23, 2009, by and between Gwinnett Clinic, Ltd. and Federal Deposit Insurance Corporation (incorporated by reference to Exhibit 10.2 of the Form 8-K filed June 26, 2009).
10.9	Option Agreement, dated June 22, 2009, by and between Touchmark Bancshares, Inc. and Gwinnett Clinic, Ltd. (incorporated by reference to Exhibit 10.3 of the Form 8-K filed June 26, 2009).
21	Subsidiaries.
23.1	Consent of Mauldin & Jenkins, LLC
24	Power of Attorney.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certifications.

*
Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

SIGNATURES

        In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2010	By:	/s/ WILLIAM R. SHORT William R. Short President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: April 15, 2010	By:	/s/ WILLIAM R. SHORT William R. Short Director, President and Chief Executive Officer (Principal Executive Officer)
Date: April 15, 2010	By:	/s/ ROBERT D. KONCERAK Robert D. Koncerak Chief Financial Officer (Principal Accounting and Financial Officer)

        A majority of the directors of Touchmark Bancshares, Inc. executed a power of attorney appointing William R. Short as their attorney-in-fact, empowering him to sign this report on their behalf. The power of attorney has been filed with the Securities and Exchange Commission under Part IV, Exhibit 24, of this Annual Report on Form 10-K for the year ended December 31, 2009. This report has been signed below by such attorney-in-fact as of April 15, 2010.

By:	/s/ WILLIAM R. SHORT William R. Short Attorney-in Fact for Majority of the Directors of Touchmark Bancshares, Inc.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-143840).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2, File No. 333-143840).
4.1	See Exhibits 3.1 and 3.2 for provisions in Touchmark Bancshares, Inc.'s Articles of Incorporation and Bylaws defining the rights of holders of the common stock.
4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2, File No. 333-143840).
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
10.3	Form of Organizer Warrant Agreement (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form SB-2, File No. 333-143840).*
10.4	Form of Director Warrant Agreement (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form SB-2, File No. 333-143840).*
10.5	Form of Consultant Warrant Agreement (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form SB-2, File No. 333-143840).*
10.6	Touchmark Bancshares, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 10-Q for the fiscal quarter ended March 31, 2008).*
10.7	Assignment of Contract, dated June 22, 2009, between Touchmark Bancshares, Inc. and Gwinnett Clinic, Ltd. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed June 26, 2009).
10.8
Real Estate Purchase and Sale Contract, effective April 23, 2009, by and between Gwinnett Clinic, Ltd. and Federal Deposit Insurance Corporation (incorporated by reference to Exhibit 10.2 of the Form 8-K filed June 26, 2009).
10.9	Option Agreement, dated June 22, 2009, by and between Touchmark Bancshares, Inc. and Gwinnett Clinic, Ltd. (incorporated by reference to Exhibit 10.3 of the Form 8-K filed June 26, 2009).
21	Subsidiaries.
23.1	Consent of Mauldin & Jenkins, LLC
24	Power of Attorney.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certifications.

*
Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.