Form 10-Q
period 2010-03-31
Touchmark Bancshares, Inc.
filed 2010-05-17
CIK 1403008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission file number 000-53655

TOUCHMARK BANCSHARES, INC.

 (Exact name of issuer as specified in its charter)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 3,465,391 shares of common stock, par value $.01 per share, outstanding as of April 30, 2010.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Condensed Consolidated Balance Sheets

March 31, 2010 and December 31, 2009

	unaudited
	March 31,	December 31,
	2010	2009
ASSETS

Cash and due from banks	$1,937,366	$1,695,884
Federal funds sold	2,425,000	—
Interest-bearing accounts with other banks	3,884,820	3,073,627
Investment securities:
Securities available for sale	52,270,828	43,230,785
Securities held to maturity, fair value approximates $6,817,224, and $4,579,310, respectively	6,818,971	4,619,299
Restricted stock	1,397,350	1,365,750
Loans held for sale	792,797	1,832,412
Loans, less allowance for loan losses of $1,642,878, and $1,445,522, respectively	71,805,074	66,609,313
Accrued interest receivable	734,549	543,334
Premises and equipment	2,971,606	3,043,646
Foreclosed real estate	291,377	—
Land held for sale	2,409,023	2,409,023
Other assets	766,183	839,402
Total assets	$148,504,944	$129,262,475

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits:
Non-interest bearing demand	$5,033,670	$3,489,983
Interest-bearing	91,916,047	72,553,691
Total deposits	96,949,717	76,043,674
Accrued interest payable	88,847	60,624
Federal Home Loan Bank advances	11,400,000	11,400,000
Other borrowings	10,000,000	12,525,000
Other liabilities	1,098,828	599,935
Total liabilities	119,537,392	100,629,233

Shareholders’ Equity
Preferred stock, no par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 3,465,391 issued and outstanding	34,654	34,654
Paid in capital	35,887,678	35,827,141
Accumulated deficit	(7,391,820)	(7,471,431)
Accumulated other comprehensive income	437,040	242,878
Total shareholders’ equity	28,967,552	28,633,242

Total liabilities and shareholders’ equity	$148,504,944	$129,262,475

See notes to the condensed consolidated financial statements.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Three Months Ended March 31, 2010 and 2009

(Unaudited)

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
Interest income:
Loans, including fees	$1,126,848	$530,065
Investment income	541,013	412,754
Federal funds sold	484	980
Total interest income	1,668,345	943,799

Interest expense:
Deposits	442,390	310,475
Federal Home Loan Bank advances	69,862	69,862
Other borrowings	8,101	249
Total interest expense	520,353	380,586

Net interest income	1,147,992	563,213
Provision for loan losses	197,356	103,265
Net interest income after provision for loan losses	950,636	459,948

Noninterest income:
Service charges on deposit accounts and other fees	25,518	3,859
Gain on sale of securities available for sale	65,351	129,644
Gain on sale of loans held for sale	414,830	—
Other noninterest income	7,817	—
Total noninterest income	513,516	133,503

Noninterest expense:
Salaries and employee benefits	729,475	689,272
Occupancy and equipment	185,004	151,553
Other operating expense	470,062	291,931
Total noninterest expense	1,384,541	1,132,756

Net income (loss)	$79,611	$(539,305)
Other comprehensive income:
Unrealized holding gains arising during the period	355,145	452,564
Reclassification adjustment for gain realized in net income	(65,351)	(129,644)
Tax effect	(95,632)	(106,563)
Other comprehensive income	194,162	216,357
Comprehensive income (loss)	$273,773	$(322,948)
Basic earnings (loss) per share	$0.02	$(0.16)
Diluted earnings per share	$0.02	$(0.16)
Dividends per share	$—	$—

See notes to the condensed consolidated financial statements.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2010 and 2009

(Unaudited)

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
Cash flow from operating activities:
Net income (loss)	$79,611	$(539,305)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation	73,364	56,549
Accretion of discount	(1,042)	(1,284)
Provision for loan losses	197,356	103,265
Gain on sale of securities available for sale	(65,351)	(129,644)
Proceeds from sale of loans held for sale	1,163,068
Gain on sale of loans held for sale	(414,830)	—
Stock compensation expense	60,537	44,106
Decrease (increase) in interest receivable	(191,215)	21,207
Increase in interest payable	28,223	74,159
Decrease (increase) in other assets	73,219	(31,831)
Increase (decrease) in other liabilities	403,261	(239,935)

Net cash provided (used) by operating activities	1,406,201	(642,713)

Cash flow from investing activities:
Purchase of federal funds sold	(2,425,000)	(629,000)
Increase in interest bearing deposits	(811,193)	(435,813)
Purchase of securities held to maturity	(2,201,465)	(4,031,812)
Purchase of securities available for sale	(12,202,425)	(11,167,885)
Proceeds from maturities of securities held to maturity	—	500,000
Proceeds from paydowns and maturities of securities available for sale	982,362	694,110
Proceeds from sales of securities available for sale	2,538,000	8,939,983
Purchase of restricted stock	(31,600)	(73,950)
Net increase in loans	(5,393,117)	(8,298,845)
Purchase of premises and equipment	(1,324)	(17,394)

Net cash used by investing activities	(19,545,762)	(14,520,606)

Cash flow from financing activities:
Net increase in deposits	20,906,043	16,220,214
Repayment of line of credit	(2,525,000)	—

Net cash provided by financing activities	18,381,043	16,220,214

Net change in cash	241,482	1,056,895

Cash at the beginning of the period	1,695,884	1,029,163

Cash at the end of the period	$1,937,366	$2,086,058

Supplemental disclosures of cash flow information -
Interest paid	$492,130	$306,427
Transfer of loan principal to foreclosed real estate	$(291,377)	$—

See notes to the condensed consolidated financial statements.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

March 31, 2010

(unaudited)

1.                                       BASIS OF PRESENTATION

The consolidated financial information included for Touchmark Bancshares, Inc. herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.  These statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

2.                                       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Touchmark Bancshares, Inc. (the “Company”, “we”, “us”or “ours”), a Georgia corporation, was established on April 3, 2007 for the purpose of organizing and managing Touchmark National Bank (the “Bank”).  The Company is a one-bank holding company with respect to its subsidiary, Touchmark National Bank.  The Bank is a national bank which began operations on January 28, 2008, headquartered in Fulton County, Georgia with the purpose of providing community banking services to Gwinnett, DeKalb, north Fulton and south Forsyth counties and surrounding areas in Georgia.

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

The process of reviewing the adequacy of the allowance for loan losses requires management to make numerous judgments and assumptions about future events and subjective judgments,

including the likelihood of loan repayment, risk evaluation, actual losses and the extrapolation of historical losses of similar banks and other qualitative factors. If these assumptions prove to be incorrect, charge-offs in future periods could exceed the allowance for loan losses.

Stock Based Compensation: The Company has adopted the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) 718, Stock Compensation. Upon issuance of the Director and Organizer warrants, compensation cost was recognized in the consolidated financial statements of the Company for all share-based payments granted, based on the grant date fair value as estimated in accordance with the provisions of FASB ASC 718, which requires recognition of expense equal to the fair value of the warrant over the vesting period of the warrant.

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

The Company recorded compensation expense related to the warrants of $8,900 and $8,900 for the three months ended March 31, 2010 and 2009, respectively.

At March 31, 2010, there was $29,667 of unrecognized compensation cost related to warrants, which is expected to be recognized over a weighted-average period of 2.2 years at December 31, 2009. The weighted average remaining contractual life of the warrants outstanding as of March 31, 2010 was approximately 7.8 years. The Company had 452,500 warrants exercisable as of March 31, 2010.

Through March 31, 2010, the Company issued 149,822 options to purchase common stock to employees of the Company and the Bank and issued 10,000 options to purchase common stock to a new director.  No options were issued during first quarter 2010. Upon issuance of options, compensation cost was recognized in the consolidated financial statements of the Company for all options granted, based on the grant date fair value as estimated in accordance with the provisions of FASB ASC 718, which requires recognition of expense equal to the fair value of the option over the vesting period of the option.

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

For Options Issued
Year Ended
March 31, 2010
Risk-free interest rate	1.55%
Expected life (years)	6.50
Expected annual volatility	47.99%
Expected dividends	0.00%
Expected Forfeiture rate	5.00%
Weighted average fair value of options granted	$4.86

The Company recorded stock-based compensation expense related to the options of $51,637 and $35,206 during the three months ended March 31, 2010 and 2009, respectively.

At March 31, 2010, there was $280,809 of unrecognized compensation cost related to options outstanding, which is expected to be recognized over a weighted-average period of 1.29 years. The weighted average remaining contractual life of the options outstanding as of March 31, 2010 was approximately 8.27 years. The Company had 75,814 options exercisable as of March 31, 2010.

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

The following summarizes the components of deferred taxes at March 31, 2010 and December 31, 2009.

	March 31, 2010	December 31, 2009
Deferred income tax assets (liabilities):

Allowance for loan losses	$446,708	$363,245
Pre-opening expenses	442,381	450,998
Net operating loss carryforward	1,389,647	1,482,913
Depreciation	(175,108)	(202,035)
Stock options	488,415	488,415
Deferred loan fees	85,253	78,897
Other	—	1,505
Securities available for sale	(215,258)	(119,626)
	2,459,038	2,544,312
Less valuation allowance	(2,674,296)	(2,663,938)
Deferred tax asset, net	$(215,258)	$(119,626)

Statement of Cash Flows: The statement of cash flows was prepared using the indirect method. Under this method, net income (loss) was reconciled to net cash flows (used) provided by operating activities by adjusting for the effects of operating activities.

Cash and Cash Equivalents: For purposes of presentation in the statement of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks.” Cash flows from deposits, federal funds purchased and sold, and originations, renewals and extensions of loans are reported net.

3.                                       SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities at March 31, 2010 are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities Available for Sale
U.S Government-sponsored enterprises (GSEs)	$20,727,736	$18,539	$(40,088)	$20,706,187
Corporate bonds	14,257,289	539,334	(3,750)	14,792,873
Mortgage-backed GSE residential	16,633,505	140,958	(2,695)	16,771,768
	$51,618,530	$698,831	$(46,533)	$52,270,828

Held to Maturity Securities Municipal bonds	$6,818,971	$26,271	$(28,018)	$6,817,224

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities at December 31, 2009, are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities Available for Sale
U.S. Government-sponsored enterprises (GSEs)	$13,740,026	$3,451	$(169,114)	$13,574,363
Corporate bonds	11,471,708	529,381	—	12,001,089
Mortgage-backed GSE residential	17,656,547	55,162	(56,376)	17,655,333
	$42,868,281	$587,994	$(225,490)	$43,230,785

Held to Maturity Securities Municipal bonds	$4,619,299	$2,637	$(42,626)	$4,579,310

The amortized cost and estimated fair value of investment securities available for sale and held to maturity at March 31, 2010, by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available		Securities Held
	For Sale		To Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$5,098,160	$5,159,310	$—	$—
Due after one year but less than five years	11,838,544	12,157,309	—	—
Due after five years but less than ten years	10,459,655	10,738,591	3,860,515	3,845,737
Due after ten years	24,222,171	24,215,618	2,958,456	2,971,487
	$51,618,530	$52,270,828	$6,818,971	$6,817,224

For the purpose of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral.  The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

Information pertaining to securities with gross unrealized losses at March 31, 2010 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than		More than
	Twelve Months		Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
Securities Available for Sale
GSEs	$(40,088)	$6,955,989	$—	$—
Mortgage-backed securities GSE residential	(2,695)	1,011,696	—	—
Corporate bonds	(3,750)	996,250	—	—
	$(46,533)	$8,963,935	$—	$—

Securities Held to Maturity Municipal bonds	$(28,018)	$2,285,239	$—	$—

Information pertaining to securities with gross unrealized losses at December 31, 2009 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than		More than
	Twelve Months		Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
Securities Available for Sale
GSEs	$(169,114)	$10,572,409	$—	$—
Mortgage-backed securities		—	—	—
GSE residential	(56,376)	12,083,366	—	—
	$(225,490)	$22,655,775	$—	$—

Securities Held to Maturity Municipal bonds	$(42,626)	$3,748,851	$—	$—

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At March 31,2010, fifteen (15) debt securities have unrealized losses with aggregate depreciation of 0.66% from the Company’s amortized cost basis. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Although some of the issuers have shown declines in earnings and/or a weakened financial condition as a result of the weakened economy, no credit issues have been identified that cause management to believe the declines in market value are other than temporary. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

GSE debt securities.  The unrealized losses on the five investments in GSEs were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the Company has no immediate plans to sell the investments, and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31 2010.

Municipal bonds.  The Company’s unrealized losses on five investments in municipal bonds relates to interest rate increases. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Because the Company does not plan to sell the investments, and because it is not more likely than not that the Company will be required to sell the investments before recovery of its par value, which may be maturity, it does not consider these investments to be other-than-temporarily impaired at March 31, 2010.

Mortgage-backed securities GSE residential.  The unrealized losses on the Company’s investment in four residential GSE mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has no immediate plans to sell the investments, and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2010.

Corporate bonds.    The Company’s unrealized loss on one corporate bond relates to interest rate increases. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Because the Company does not plan to sell the investment, and because it is not more likely than not that the Company will be required to sell the investment before recovery of its par value, which may be maturity, it does not consider this investment to be other-than-temporarily impaired at March 31, 2010.

4.                                       FAIR VALUE MEASUREMENTS

ASC Topic 820, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FASB ASC 820-10 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2010	(Level 1)	(Level 2)	(Level 3)	Total

Investment securities available-for-sale	$—	$52,270,828	$—	$52,270,828

Derivative instruments	—	—	237,106	237,106

Loans held for sale	—	—	792,797	792,797

Total assets at fair value	$—	$52,270,828	$1,029,903	$53,300,731

Assets as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2009	(Level 1)	(Level 2)	(Level 3)	Total

Investment securities available-for-sale	$—	$43,230,785	$—	$43,230,785

Derivative instruments	—	—	281,599	281,599

Loans held for sale	—	—	1,832,412	1,832,412

Total assets at fair value	$—	$43,230,785	$2,114,011	$45,344,796

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

The derivative instrument held by the Company is reported at fair value utilizing Level 3 inputs. The valuation of this instrument is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual term of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below (rise above) the strike rate of the floors (caps) during the covered period. The variable interest rates used in the calculation of projected receipts on the floor (cap) are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Loans held-for-sale are measured at the lower of cost or fair value. The fair value of loans held for sale are evaluated on an on-going basis by monitoring what secondary markets are offering for loans and portfolios with similar characteristics.

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs.

	Loans Held	Derivative
	For Sale	Instruments
Balance, January 1, 2010	1,832,412	281,599
Sales of loans held for sale	(748,238)	—
Loan foreclosure	(291,377)	—
Mark to market gain	—	(44,493)
Balance, March 31, 2010	792,797	237,106

The following table presents the assets that are measured at fair value on a non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial position at March 31, 2010 and December 31, 2009.

As of March 31, 2010	Quoted Prices in Active Markets for Identical Securities Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Impaired loans	$—	$—	$5,897,235	$5,897,235

As of December 31, 2009	Quoted Prices in Active Markets for Identical Securities Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Impaired loans	$—	$—	$5,897,235	$5,897,235

At March 31, 2010 and December 31, 2009, in accordance with the provisions of the loan impairment guidance (FASB ASC 310-10-35), individual loans with a carrying amount of $5,897,235 were considered impaired after partial charge-offs amounting to $752,125. There was no change to the allowance for impaired loans at March 31, 2010.  The charge-off of $752,125 was recognized at December 31, 2009 in conjunction with a certain commercial real estate-secured loan.  The amount had previously been reserved in our allowance for loan loss, but the write-down of the loan balance and the corresponding reduction of the reserve allowance was made effective December 31, 2009.  There were no charge-offs recorded during the quarter ended March 31, 2010. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy. Collateral may include real estate, or business assets including equipment, inventory and accounts receivable. The value of real estate collateral is determined based on an appraisal by qualified licensed appraisers hired by the Company. The value of business equipment is based on an appraisal by qualified licensed appraisers hired by the Company if significant, or the equipment’s net book value on the business’ financial statements. Inventory and accounts receivable collateral are valued based on independent field examiner review or aging reports. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business. Impaired loans are evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

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

Federal Home Loan Bank (“FHLB”) advances and other borrowings. Fair values of fixed rate FHLB advances and other borrowings are estimated using discounted cash flow analyses based on the Bank’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying values of variable rate FHLB advances and other borrowings approximate fair value.

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

Off-balance-sheet instruments.  Fair values for off-balance-sheet lending commitments are based on the current carrying value and adjusted, if appropriate, for material changes in pricing currently charged to enter into similar agreements. Remaining terms of the agreements and counter parties’ credit standings are taken into account when making this evaluation.

The Company’s carrying amounts and estimated fair values of financial instruments as of March 31, 2010 and December 31, 2009 (in thousands) were as follows:

	March 31		December 31
	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and due from banks	$1,937	$1,937	$1,696	$1,696
Federal funds sold	2,425	2,425	—	—
Interest-bearing accounts with other banks	3,885	3,885	3,074	3,074
Securities available for sale	52,271	52,271	43,231	43,231
Securities held to maturity	6,819	6,817	4,619	4,579
Restricted stock	1,397	1,397	1,366	1,366
Loan held for sale	793	793	1,832	1,832
Loans receivable	69,645	67,196	66,609	67,196
Accrued interest receivable	735	735	543	543
Derivative instruments	237	237	282	282

Liabilities:
Deposits	96,950	97,248	76,044	76,139
Accrued interest payable	89	89	61	61
FHLB advances	11,400	11,012	11,400	11,823
Other borrowing	10,000	10,000	12,525	12,525

5.             EARNINGS (LOSS) PER SHARE

Basic loss per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and warrants. Weighted average shares outstanding for the three months ended March 31, 2010 and 2009 were 3, 465,391 and 3,470,391, respectively. Basic earnings (loss) per share for the three months ended March 31, 2010 and 2009 was $0.02 and $(0.16), respectively. Fully diluted weighted average shares outstanding for the three months ended March 31, 2010 was 3,465,391, and diluted earnings per share for the period was $0.02. Diluted loss per share is (0.16) at March 31, 2009, as the net loss would result in an anti-dilutive calculation.

6.             DERIVATIVE INSTRUMENT

During September 2009, the Company entered into an interest rate corridor transaction. An interest rate corridor is composed of a long interest rate cap position and a short interest rate cap position. The buyer of the corridor purchases a cap with a lower strike while selling a second cap with a higher strike. The premium earned on the second cap then reduces the cost of the structure as a whole. The buyer of the corridor is then protected from rates rising above the first cap’s strike, but exposed again if they rise past the second cap’s strike.

This series of transactions consists of purchasing an interest rate cap at 0.75% based on the 1 month LIBOR rate.  Additionally, the Company sold an interest rate cap with the strike at 2.50% based on the 1 month LIBOR rate. Each of these transactions are forward start transactions with an effective date of July 1, 2010 and a termination date of July 1, 2013.  The notional amount for each is $10,000,000.  The interest rate corridor transaction is considered a standalone derivative instrument, and as such will be recorded in the financial statements at fair value, with changes in fair value included in net income (loss).  Additionally, this transaction has a net settlement feature, and the effects of the net settlement will be included in interest income or expense as appropriate.  The fair values as of March 31, 2010 and December 31, 2009 were $237,106 and $281,599, respectively, and were included in other assets.

7.             ACCOUNTING STANDARDS UPDATES

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements (“ASC No. 2010-09”). ASU No. 2010-09 removes some contradictions between the requirements of GAAP and the filing rules of the Securities and Exchange Commission (“SEC”). SEC filers are required to evaluate subsequent events through the date the financial statements are issued, and they are no longer required to disclose the date through which subsequent events have been evaluated. This guidance was effective upon issuance except for the use of the issued date for conduit debt obligors, and it is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In March 2010, the FASB issued Accounting Standards Update No. 2010-11, Derivatives and Hedging: Scope Exception Related to Embedded Credit Derivatives (“ASU No. 2010-11”). ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements, by resolving a potential ambiguity about the breadth of the embedded credit derivative scope exception with regard to some types of contracts, such as collateralized debt obligations (“CDO’s”) and synthetic CDO’s. The scope exception will no longer apply to some contracts that contain an embedded credit derivative feature that transfers credit risk. The ASU is effective for fiscal quarters beginning after June 15, 2010, and is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In April 2010, the FASB issued Accounting Standards Update No. 2010-13, Effect of Denominating the Exercise Price of a Share-based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (“ASU No. 2010-13”). ASU No. 2010-13 clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of an entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2010. It is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In April 2010, the FASB issued Accounting Standards Update No. 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset (“ASU No. 2010-18”). ASU No. 2010-18 provides guidance on the accounting for loan modifications when the loan is part of a pool of loans accounted for as a single asset such as acquired loans that have evidence of credit deterioration upon acquisition that are accounted for under the guidance in ASC 310-30. ASU No. 2010-18 addresses diversity in practice on whether a loan that is part of a pool of loans accounted for as a single asset should be removed from that pool upon a modification that would constitute a troubled debt restructuring or remain in the pool after modification. ASU No. 2010-18 clarifies that modifications of loans that are accounted for within a pool under ASC 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if the expected cash flows for the pool change. The amendments in this update do not require any additional disclosures and are effective for modifications of loans accounted for within pools under ASC 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. ASU 2010-18 is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion reviews our results of operations and assesses our financial condition. You should read the following discussion and analysis in conjunction with the accompanying condensed consolidated financial statements. The commentary should be read in conjunction with the discussion of forward-looking statements, the consolidated financial statements, and the related notes and the other statistical information included in this report and our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Company Overview

The following report describes our results of operations for the three months ended March 31, 2010 and 2009 and also analyzes our financial condition as of March 31, 2010 and December 31, 2009..  Like most community banks, we expect to derive most of our income from interest that we receive on our loans and investments. As we grow, our primary source of funds for making these loans and investments is our deposits, on the majority of which we pay interest. Consequently, one of the key measures of our success is our level of net interest income, which is the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on interest-earning assets and the rate we pay on interest-bearing liabilities. As we increase the size of our balance sheet, our net interest income will increase until revenue exceeds cash and non-cash expenses. At that point the Bank will operate profitably.  Our results for the three months ended March 31, 2010 and 2009 as well as the years ended December 31, 2009 and December 31, 2008 have included significant gains recorded on the sale of investment assets.

There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our earnings. We have included a detailed discussion of this process Under the subsection entitled “Provision and Allowance for Loan Losses” below.

In addition to earning interest on our loans and investments, we earn income through fees and other charges to our customers.  We have also included a discussion of the various components of this noninterest income, as well as of our noninterest expense.

Industry Overview

The first three months of 2010 have provided some market stabilization from the tumultuous economic conditions experienced since the onset of the 2007 financial crisis.  Market conditions, however, continue to have a severe impact on asset valuations. Increased credit losses from the weakened economy have negatively affected the capital and earnings of many financial institutions.  Financial institutions have experienced significant declines in the value of collateral for real estate loans and serious deterioration in the credit quality of their loan portfolios.  These factors have resulted in record levels of non-performing assets, charge-offs and foreclosures.  The State of Georgia and the Atlanta metropolitan area in particular have gained the unfortunate distinction of experiencing the highest incidences of bank closures nationwide since the onset of the 2007 financial crisis.

Treasury, the FDIC and other governmental agencies continue to evolve regulations to implement and manage the Emergency Economic Stabilization Act of 2008 (“EESA”), the Troubled Asset Relief Program (“TARP”), the Financial Stability Plan, the American Recovery and Reinvestment Act (“ARRA”) and related economic recovery programs, many of which curtail the activities of financial institutions.  During 2009, we declined to participate in the TARP Capital Purchase Program.  While TARP has been a valuable element in the efforts to stabilize the banking system, we felt that our capital levels were substantial and precluded the need for us to expose ourselves to additional regulatory controls.  While we are grateful for the support provided to troubled financial institutions and have noted a stabilizing benefit for those institutions thus far, we are even more grateful that we have not required any such support and the ensuing regulation that accompanies it.

We expect that difficult economic conditions will continue through the fourth quarter of 2010. Reduced levels of commercial activity will continue to challenge prospects for stable balance sheet growth and earning asset yields at a time when the market for profitable commercial banking relationships is intensely competitive. As a result, financial institutions in general will continue to experience pressure on earning asset yields, operating expenses, liquidity and capital.

Results of Operations for the Three Months Ended March 31, 2010 and 2009

We reported net income (loss) of $79,611 and $(539,305) for the three months ended March 31, 2010 and 2009, respectively.  For the three months ended March 31, 2010, we realized $1,668,345 in interest income, consisting primarily of $1,126,848 from loan activities and $541,497 from investment activities. For the three months ended March 31, 2009, we realized $943,799 in interest income, consisting primarily of $530,065 from investment activities and $413,734 from loan activities. The provision for loan loss was $197,356 for the quarter ended March 31, 2010, and $103,265 for the quarter ended March 31, 2009. We anticipate that loan growth in future quarters will drive our overall growth in assets and interest income, but we will continue to augment our performance with income from investment-grade securities and non-interest income when appropriate.  During the first quarter of 2010, we benefitted from the sale of two loan participations which we had purchased during the fourth quarter of 2009 at a significant discount.  The loans were sold at a gain of $414,830.

The primary sources of funding for our loan portfolio are deposits and Federal Home Loan advances. We incurred interest expense of $442,390 related to deposit accounts, $69,862 related to Federal Home Loan Bank advances, and $8,101 related to other borrowings during the three months ended March 31, 2010. For the three months ended March 31, 2009, we incurred interest expense of $310,475 related to deposit accounts and $69,862 of interest expense related to Federal Home Loan Bank advances, and $249 related to other borrowings. Growth of a diversified, low-cost deposit base is a key priority toward reaching sustainable profitability.

We incurred non-interest expenses of $1,384,541 and $1,132,756 during the three months ended March 31, 2010 and 2009, respectively. Included in non-interest expense for the three months ended March 31, 2010 is $729,475 in salaries and employee benefits, $185,004 of occupancy and equipment expenses, and $470,062 in other expense. The primary components in the other operating expense category for the three months ended March 31, 2010 were $69,315 in professional fees, $76,387 in data processing and IT related services, and $50,989 in loan collection expenses.

The non-interest expense incurred in the three months ended March 31, 2009 was $1,132,756. Included in non-interest expense was $689,272 in salaries and employee benefits, $151,553 of occupancy and equipment expenses, and $291,931 in other operating expenses.

The following tables calculate the net yield on earning assets as of March 31, 2010 and 2009. Net yield on earning assets, defined as net interest income annualized, divided by average interest earning assets, was at 3.78% for the first three months of 2010. The net yield increased from 2.95% at March 31, 2009 to 3.78% at March 31, 2010. The improvement in our earning asset yield is attributable to growth in performing assets as a percentage of total assets as well as a decline in our overall borrowing costs.

For the Period Ended March 31, 2010

(Dollars in thousands)

Description	Avg. Assets/Liabilities	Interest Income/Expense	Yield/Cost
Interest Earning Assets
Federal Funds Sold	$1,291	$1	0.31%
Securities	55,176	541	3.92%
Loans (1)	65,096	1,126	6.92%

Total	$121,563	1,668	5.49%

Interest Bearing Liabilities
Interest Bearing Demand Deposits	$31,565	156	1.98%
Time Deposits	50,473	286	2.27%
Other Borrowings	21,570	78	1.45%

Total	$103,608	520	2.01%

Net interest income		$1,148

Net yield on earning assets			3.78%

(1)  Average non-accrual loans of $7,566,133 were deducted from average loans.

For the Period Ended March 31, 2009

(Dollars in thousands)

Description	Avg. Assets/Liabilities	Interest Income/Expense	Yield/Cost
Interest Earning Assets
Federal Funds Sold	$1,437	$1	0.28%
Securities	28,058	370	5.27%
Loans (1)	35,437	530	5.98%
Other	11,580	43	1.49%

Total	$76,512	944	5.00%

Interest Bearing Liabilities
Interest Bearing Demand Deposits	$19,833	158	3.19%
Time Deposits	18,257	152	3.33%
Other Borrowings	11,556	70	2.42%

Total	$49,646	380	3.06%

Net interest income		$564

Net yield on earning assets			2.95%

(1)  There were no loans in non-accrual status at March 31, 2009.

Assets and Liabilities

General

At March 31, 2010, we had total assets of $148,504,944, consisting principally of $71,805,704 in net loans, $52,270,828 in securities available for sale, $6,818,971 in securities held to maturity, $3,884,820 in interest-bearing accounts with other banks, and $2,971,606 in premises and equipment. Total assets increased $19,242,469 since December 31, 2009 when we had total assets of $129,262,475.  Increasing our earning assets is a key priority toward reaching sustainable profitability.  Assets at December 31, 2009 consisted of cash and deposits due from banks of $1,695,884, interest-bearing accounts with other banks of $3,073,627, securities available for sale of $43,230,785, securities held to maturity $4,619,299, premises and equipment of $3,043,646, net loans of $66,609,313, accrued interest receivable $543,334, restricted stock of $1,365,750 and other assets of $839,402. Liabilities at March 31, 2010 totaled $119,537,392 consisting principally of $96,949,717 in deposits, $11,400,000 in Federal Home Loan Bank advances, and $10,000,000 in other borrowings. Liabilities increased $18,908,159 from December 31, 2009. Our liabilities at December 31, 2009 were $100,629,233 and consisted of deposits of $76,043,674, FHLB advances of $11,400,000 and other borrowings of $12,525,000. At March 31, 2010, shareholders’ equity was $28,967,552.  Continued growth of a diversified deposit base is also a key priority in funding our asset growth and reaching sustainable profitability.  Shareholders’ equity at December 31, 2009 was $28,633,242.

Investments

At March 31, 2010, the carrying value of our securities and restricted stock amounted to $60,487,149. This included $16,771,768 in mortgage backed securities, $14,792,873 in corporate bonds, and $20,706,187 in government agencies, $6,818,971 in municipals and $1,397,350 in restricted equity securities. The restricted equity securities are comprised of stock in the Federal Reserve Bank of Atlanta and the Federal Home Loan Bank of Atlanta. The carrying value of securities and restricted stock increased by $11,271,315 from December 31, 2009 to March 31, 2010. As of December 31, 2009, the carrying value of our securities and restricted stock amounted to $49,215,834.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, we ultimately intend to invest a substantial percentage of our earning assets in our loan portfolio as we build out the balance sheet. At March 31, 2010, our loan portfolio consisted of $16,199,000 of construction and land development loans, $49,552,000 in other real estate loans, $1,886,000 in consumer loans, $5,618,000 in commercial and industrial loans, and $193,000 in other loans. The interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Loans are returned to accrual status when all the principal and interest amounts contractually due are reasonably assured of repayment within a reasonable time frame. The Bank had $5,870,000 in nonaccrual loans at March 31, 2010. Additionally, the Bank has not had to charge-off any loan amounts during the quarter ended March 31, 2010.

Total loans less allowance for loan losses increased during the three months ended March 31, 2010 by $5,195,761 or 7.8%, to $71,805,074 at March 31, 2010 from $66,609,313 at December 31, 2009.  We had no loans more than 90 days past due that were still accruing interest and we had no Troubled Debt Restructurings at March 31, 2010. Total non-performing loans at March 31, 2010 amounted to $6,690,033 of which $792,797 are loans purchased with intent to resell and are characterized as loans held for sale on our balance sheet.  Included in non-performing loans at March 31, 2010 are $5,897,235 of impaired loans, which are comprised of four loans concentrated in two borrowing relationships.  Total non-performing loans at December 31, 2009 amounted to $6,981,410 of which $1,084,175were loans purchased with intent to resell.

The following table summarizes average loan balances for the quarter determined using the daily average balance, changes in the allowance for loan losses and the ratio of net charge-offs to period average loans.

	March 31, 2010	March 31, 2009

Average amount of loans outstanding	$71,869,458	$35,436,938
Balance of allowance for loan losses at beginning of period	1,445,522	401.890
Loans recovered	—	—
Additions to the allowance during the period	197,356	103,265
Balance of allowance for loan losses at the end of the period	1,642,878	$401,890

Ratio of net loans charged off during the period to average loans outstanding	0.00%	0.00%

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $1,642,878 as of March 31, 2010, an increase of $197,356 from December 31, 2009 when the allowance for loan losses was $1,445,522.  Our allowance for loan loss amounted to 2.24% of our loan portfolio at March 31, 2010 and 2.08% of the loan portfolio at December 31, 2009.  Our allowance for loan loss as a percentage of the total portfolio has risen due to increased reserve levels across various loan types in our portfolio.  As a result of our analysis of credit and lending conditions during the first quarter of 2010, we increased reserve levels across several categories of our loan portfolio.  The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions regarding current portfolio and economic conditions, which we believe to be reasonable, but which may or may not prove to be accurate. Over time, we will periodically determine the amount of the allowance based on our consideration of several factors, including an ongoing review of the quality, mix and size of our overall loan portfolio, our historical loan loss experience, evaluation of economic conditions and other qualitative factors, specific problem loans and commitments that may affect the borrower’s ability to pay. Following is a category detail of our allowance percentage and reserve balance by loan type at March 31, 2010 and December 31, 2009.

	March 31, 2010	March 31, 2010	December 31, 2009	December 31, 2009
	Calculated	Reserve	Calculated	Reserve
Loan Group Description	Reserves	%	Reserves	%
1-4 Family Construction	8,314	1.60%	4,815	1.45%
Other Const., Land & Development	232,232	1.90%	188,424	1.80%
HELOCs	19,961	1.00%	16,499	1.00%
1-4 Fam Non-rev.+Multi-Fam Res.	60,636	1.10%	55,376	1.00%
Owner Occupied Non Family Non Residential	88,542	1.25%	87,342	1.20%
Other Non Family/Non Residential	350,570	1.35%	305,856	1.30%
Commercial and Industrial	55,989	1.30%	61,947	1.25%
Consumer	27,912	1.60%	21,556	1.20%
Other	3,507	1.75%	1,769	1.25%
Convenience Store Loans	470,947	8.40%	465,979	8.40%
SBA Loans	24,873	3.23%	—	—
Classified Credits	299,395	14.29%	235,959	9.76%
Total Allowance for Loan Loss	$1,642,878	2.24%	1,445,522	2.08%

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

Deposits

Our primary source of funds for loans and securities are customer deposits and Federal Home Loan Bank advances. At March 31, 2010, we had $96,949,717 in deposits which consisted primarily of $5,033,670 in non-interest bearing demand deposit accounts, $53,542,968 in time deposits, and $38,373,079 of other interest bearing accounts. Deposits increased $20,906,043 from December 31, 2009 when deposits were $76,043,674 consisting primarily of $3,489,983 in non-interest bearing demand deposit accounts,

$45,134,483 in time deposits, and $27,419,208 of other interest bearing accounts.  The primary driver of our deposit increase has been promotional rates that we have offered on money market accounts and certificates of deposit in our local market.

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

Our primary sources of liquidity are deposits, borrowings, scheduled repayments on our loans, and interest on and maturities of our securities. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. Occasionally, we might sell securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. As of March 31, 2010, our primary source of liquidity included our securities portfolio, lines of credit available with correspondent banks totaling $23,000,000, and a line of credit with the Federal Home Loan Bank of Atlanta. We believe our liquidity levels are adequate to meet our operating needs.

Off-Balance Sheet Risk

Through the operations of the Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2010 and December 31, 2009, we had issued commitments to extend credit of approximately $10,634,000 through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources

Total shareholders’ equity increased from $28.6 million at December 31, 2009 to $29.0 million at March 31, 2010.  The increase is primarily attributable to a gain in the value of our securities portfolio and the net profit that we accomplished for the quarter.

The Federal Reserve and bank regulatory agencies require bank holding companies and depository institutions to maintain regulatory capital requirements at adequate levels based on a percentage of assets and off-balance sheet exposures. However, under the Federal Reserve Board’s guidelines, we believe we are a “small bank holding company,” and thus qualify for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. Regardless, we still maintain levels of capital on a consolidated basis which qualify us as “well capitalized” under the Federal Reserve’s capital guidelines.

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

To be considered “adequately capitalized” under the various regulatory capital requirements administered by the federal banking agencies, the bank must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, the bank must maintain a minimum Tier 1 leverage ratio of at least 4%. To be considered “well-capitalized,” the bank must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. For the first three years of operation, during the bank’s “de novo” period, the bank will be required to maintain a leverage ratio of at least 8%. The bank exceeded its minimum regulatory capital ratios as of March 31, 2010 and December 31, 2009, as well as the ratios to be considered “well capitalized.”

The following table sets forth the Bank’s various capital ratios at March 31, 2010.

Bank
Total risk-based capital	23.08%

Tier 1 risk-based capital	21.81%

Leverage capital	17.59%

We believe that our capital is sufficient to fund the activities of the Bank and that the rate of asset growth will not negatively impact the capital base. As of March 31, 2010, there were no significant firm commitments outstanding for capital expenditures.

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

Allowance for Loan Losses. We believe that the determination of the allowance for loan losses is the critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to section “Allowance for Loan Losses” in this report for a more detailed description of the methodology related to the allowance for loan losses.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4T. Controls and Procedures  Need to provide update from controls and procedures documented in the 10-K.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2010.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Part II – Other Information

Item 6.  Exhibits

Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation (incorporated by reference to the Registration Statement on Form SB-2).

3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to the Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2).

3.3	Bylaws (incorporated by reference to the Registration Statement on Form SB-2).

4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions in Touchmark Bancshares, Inc. Articles of Incorporation, as amended, and Bylaws defining the rights of holders of common stock.

4.2	Form of certificate of common stock (incorporated by reference to the Registration on Form SB-2).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Touchmark Bancshares, Inc.

Date: May 17, 2010	By:	/s/ William R. Short
William R. Short
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2010	By:	/s/ Robert D. Koncerak
Robert D. Koncerak
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)