Form 10-Q
period 2010-06-30
Touchmark Bancshares, Inc.
filed 2010-08-13
CIK 1403008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 3,465,391 shares of common stock, par value $.01 per share, outstanding as of August 13, 2010.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Condensed Consolidated Balance Sheets

June 30, 2010 and December 31, 2009

	(unaudited)
	June 30,	December 31,
	2010	2009
ASSETS

Cash and due from banks	$2,406,709	$1,695,884
Federal funds sold	1,100,000	—
Interest-bearing accounts with other banks	1,492,943	3,073,627
Investment securities:
Securities available for sale	52,438,697	43,230,785
Securities held to maturity, fair value approximates $10,706,876, and $4,579,310, respectively	10,638,051	4,619,299
Restricted stock	1,505,700	1,365,750
Loans held for sale	792,797	1,832,412
Loans, less allowance for loan losses of $2,083,603 and $1,445,522, respectively	79,552,923	66,609,313
Accrued interest receivable	856,840	543,334
Premises and equipment	2,901,271	3,043,646
Foreclosed real estate	291,377	—
Land held for sale	2,409,023	2,409,023
Other assets	621,480	839,402
Total assets	$157,007,811	$129,262,475

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits:
Non-interest bearing demand	$5,044,722	$3,489,983
Interest-bearing	108,892,924	72,553,691
Total deposits	113,937,646	76,043,674
Accrued interest payable	74,991	60,624
Federal Home Loan Bank advances	11,400,000	11,400,000
Secured borrowings	2,839,497	—
Other borrowings	—	12,525,000
Other liabilities	161,931	599,935
Total liabilities	128,414,065	100,629,233

Shareholders’ Equity
Preferred stock, no par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 3,465,391 issued and outstanding	34,654	34,654
Paid in capital	35,948,215	35,827,141
Accumulated deficit	(7,663,297)	(7,471,431)
Accumulated other comprehensive income	274,174	242,878
Total shareholders’ equity	28,593,746	28,633,242

Total liabilities and shareholders’ equity	$157,007,811	$129,262,475

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Three and Six Months Ended June 30, 2010 and 2009

(Unaudited)

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$1,137,829	$593,876	$2,264,677	$1,123,941
Investment income	640,278	439,336	1,181,291	852,090
Federal funds sold	321	43	805	1,023
Total interest income	1,778,428	1,033,255	3,446,773	1,977,054

Interest expense:
Deposits	500,494	304,237	942,884	614,712
Federal Home Loan Bank advances	69,939	69,939	139,801	139,801
Other borrowings	1,976	243	10,077	492
Total interest expense	572,409	374,419	1,092,762	755,005

Net interest income	1,206,019	658,836	2,354,011	1,222,049
Provision for loan losses	540,654	600,185	738,010	703,450
Net interest income after provision for loan losses	665,365	58,651	1,616,001	518,599

Noninterest income:
Service charges on deposit accounts and other fees	11,250	7,278	36,768	11,137
Gain on sale of securities available for sale	316,532	331,773	381,883	461,417
Gain on sale of loans held for sale	3,273	—	418,103	—
Gain on sale of SBA loans	169,340	—	169,340	—
Other noninterest income	18,436	—	26,253	—
Total noninterest income	518,831	339,051	1,032,347	472,554

Noninterest expense:
Salaries and employee benefits	673,931	677,310	1,403,406	1,366,582
Occupancy and equipment	181,239	156,253	366,243	307,806
Other operating expense	600,503	325,894	1,070,565	617,825
Total noninterest expense	1,455,673	1,159,457	2,840,214	2,292,213

Net loss	$(271,477)	$(761,755)	$(191,866)	$(1,301,060)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	73,449	(285,223)	428,594	167,341
Reclassification adjustment for gain realized in net loss	(316,532)	(331,773)	(381,883)	(461,417)
Tax effect	80,217	203,608	(15,415)	97,045
Other comprehensive income (loss)	(162,866)	(413,388)	31,296	(197,031)
Comprehensive loss	$(434,343)	$(1,175,143)	$(160,570)	$(1,498,091)
Basic and diluted loss per share	$(0.08)	$(0.22)	$(0.06)	$(0.37)
Dividends per share	$—	$—	$—	$—

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Condensed Consolidated Statement of Cash Flows

Six Months Ended June 30, 2010 and 2009

(Unaudited)

	Six	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2010	2009
Cash flow from operating activities:
Net loss	$(191,866)	$(1,301,060)
Adjustments to reconcile net loss to net cash provided (used) by operating activities
Depreciation	146,764	114,270
Amortization of premium	14,375	9,889
Provision for loan losses	738,010	703,450
Gain on sale of securities available for sale	(381,883)	(461,417)
Proceeds from sale of loans held for sale	1,166,341	—
Gain on sale of loans held for sale	(418,103)	—
Stock compensation expense	121,074	88,212
Decrease (increase) in interest receivable	(313,506)	5,099
Increase in interest payable	14,367	17,108
Decrease (increase) in other assets	217,922	(25,930)
Decrease in other liabilities	(453,419)	(156,228)

Net cash provided (used) by operating activities	660,076	(1,006,607)

Cash flow from investing activities:
Sale (purchase) of federal funds sold	(1,100,000)	1,047,000
Decrease (increase) in interest bearing deposits	1,580,684	(95,091)
Purchase of securities held to maturity	(6,023,415)	(7,351,444)
Purchase of securities available for sale	(36,775,173)	(15,778,215)
Proceeds from maturities of securities held to maturity	—	500,000
Proceeds from paydowns, calls, and maturities of securities available for sale	6,737,828	2,922,430
Proceeds from sales of securities available for sale	21,248,315	14,126,115
Purchase of restricted stock	(139,950)	(69,500)
Net increase in loans	(13,681,620)	(16,131,217)
Purchase of premises and equipment	(4,389)	(1,719,920)

Net cash used by investing activities	(28,157,720)	(22,549,842)

Cash flow from financing activities:
Net increase in deposits	37,893,972	25,068,649
Increase in secured borrowing	2,839,497	—
Repayment of other borrowings	(12,525,000)	—

Net cash provided by financing activities	28,208,469	25,068,649

Net change in cash	710,825	1,512,200

Cash at the beginning of the period	1,695,884	1,029,163

Cash at the end of the period	$2,406,709	$2,541,363

Supplemental disclosures of cash flow information -
Interest paid	$1,078,395	$737,895
Transfer of loan principal to foreclosed real estate	$(291,377)	$—

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

June 30, 2010

(unaudited)

1.                                       BASIS OF PRESENTATION

The consolidated financial information included for Touchmark Bancshares, Inc. herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.  These statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

2.                                       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Touchmark Bancshares, Inc. (the “Company”, “we”, “us” or “ours”), a Georgia corporation, was established on April 3, 2007 for the purpose of organizing and managing Touchmark National Bank (the “Bank”). The Company is a one-bank holding company with respect to its subsidiary, Touchmark National Bank.  The Bank is a national bank, which began operations on January 28, 2008, headquartered in Fulton County, Georgia with the purpose of providing community banking services to Gwinnett, Dekalb, north Fulton and south Forsyth counties and surrounding areas in Georgia.

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

The process of reviewing the adequacy of the allowance for loan losses requires management to make numerous judgments and assumptions about current events and subjective judgments, including the likelihood of loan repayment, risk evaluation, actual loan losses and the extrapolation of historical losses of similar banks, and other qualitative factors. If these assumptions prove to be incorrect, charge-offs in future periods could exceed the allowance for loan losses.

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

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions listed in the table below. Expected volatility for the period has been determined by a combination of a calculated value based on expected volatility of similar entities. The expected term of warrants granted is based on the short-cut method and represents the period of time that the warrants granted are expected to be outstanding. Expected dividends are based on dividend trends and the market price of the Company’s stock at grant. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company recorded compensation expense related to the warrants of $17,800 and $17,800 for the six months ended June 30, 2010 and 2009, respectively.

At June 30, 2010, there was $20,767 of unrecognized compensation cost related to warrants, which is expected to be recognized over a weighted-average period of 0.58 years. The weighted average remaining contractual life of the warrants outstanding as of June 30, 2010 was approximately 7.5 years. The Company had 462,500 warrants exercisable as of June 30, 2010.

Through June 30, 2010, the Company issued 149,822 options to purchase common stock to employees of the Company or the Bank and the Company issued 10,000 options to purchase common stock to a director.  No options were issued during the first six months of 2010. Upon issuance of options, compensation cost was recognized in the consolidated financial statements of the Company for all options granted, based on the grant date fair value as estimated in accordance with the provisions of FASB ASC 718, which requires recognition of expense equal to the fair value of the option over the vesting period of the option.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions listed in the table below. Expected volatility for the period has been determined by a combination of a calculated value based on expected volatility of similar entities. The expected term of options granted is based on the short-cut method and represents the period of time that the options granted are expected to be outstanding. Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company recorded stock-based compensation expense related to the options of $103,274 and $70,410 during the six months ended June 30, 2010 and 2009, respectively.

At June 30, 2010, there was $229,172 of unrecognized compensation cost related to options outstanding, which is expected to be recognized over a weighted-average period of 1.04 years. The weighted average remaining contractual life of the options outstanding as of June 30, 2010 was approximately 8.02 years. The Company had 75,881 options exercisable as of June 30, 2010.

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

The following summarizes the components of deferred taxes at June 30, 2010 and December 31, 2009.

	June 30, 2010	December 31, 2009
Deferred income tax assets (liabilities):

Allowance for loan losses	$612,255	$363,245
Pre-opening expenses	433,762	450,998
Net operating loss carryforward	1,248,913	1,482,913
Depreciation	(175,108)	(202,035)
Stock options	488,415	488,415
Deferred loan fees	96,168	78,897
Other	—	1,505
Securities available for sale	(135,011)	(119,626)
	2,569,394	2,544,312
Less valuation allowance	(2,704,405)	(2,663,938)
Deferred taxes, net	$(135,011)	$(119,626)

Statement of Cash Flows: The statement of cash flows was prepared using the indirect method. Under this method, net loss was reconciled to net cash flows provided (used) by operating activities by adjusting for the effects of operating activities.

Cash and Cash Equivalents: For purposes of presentation in the statement of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks.” Cash flows from deposits, federal funds purchased and sold, secured borrowings, and originations, renewals and extensions of loans are reported net.

3.                                       SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities at June 30, 2010, are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities Available for Sale
U.S Government-sponsored enterprises (GSEs)	$18,986,288	$71,726	$—	$19,058,014
Corporate bonds	21,876,246	398,573	(107,202)	22,167,617
Mortgage-backed GSE residential	11,166,949	48,545	(2,428)	11,213,066
	$52,029,483	$518,844	$(109,630)	$52,438,697

Held to Maturity Securities Municipal bonds	$10,638,051	$85,083	$(16,258)	$10,706,876

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities at December 31, 2009, are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities Available for Sale
U.S. Government-sponsored enterprises (GSEs)	$13,740,026	$3,451	$(169,114)	$13,574,363
Corporate bonds	11,471,708	529,381	—	12,001,089
Mortgage-backed GSE residential	17,656,547	55,162	(56,376)	17,655,333
	$42,868,281	$587, 994	$(225,490)	$43,230,785

Held to Maturity Securities Municipal bonds	$4,619,299	$2,637	$(42,626)	$4,579,310

The amortized cost and estimated fair value of investment securities available for sale and held to maturity at June 30, 2010, by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available		Securities Held
	For Sale		To Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$4,404,027	$4,434,508	$—	$—
Due after one year but less than five years	29,553,300	29,753,026	—	—
Due after five years but less than ten years	17,680,886	17,859,893	5,309,289	5,328,088
Due after ten years	391,270	391,270	5,328,762	5,378,788
	$52,029,483	$52,438,697	$10,638,051	$10,706,876

For the purpose of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral.  The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

Information pertaining to securities with gross unrealized losses at June 30, 2010 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than		More than
	Twelve Months		Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities Available for Sale
GSEs	$—	$—	$—	$—
Mortgage-backed securities GSE residential	(2,428)	362,389	—	—
Corporate bonds	(107,202)	7,609,655	—	—
	$(109,630)	$7,972,044	$—	$—

Securities Held to Maturity Municipal bonds	$(16,258)	$491,655	$—	$—

Information pertaining to securities with gross unrealized losses at December 31, 2009 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than		More than
	Twelve Months		Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities Available for Sale
GSEs	$(169,114)	$10,572,409	$—	$—
Mortgage-backed securities GSE residential	(56,376)	12,083,366	—	—
	$(225,490)	$22,655,775	$—	$—

Securities Held to Maturity Municipal bonds	$(42,626)	$3,748,851	$—	$—

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At June 30, 2010, nine debt securities have unrealized losses with aggregate depreciation of 1.47% from the Company’s amortized cost basis. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Although some of the issuers have shown declines in earnings and/or a weakened financial condition as a result of the weakened economy, no credit issues have been identified that cause management to believe the declines in market value are other than temporary. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

Municipal bonds.    The Company’s unrealized loss on one investment in a municipal bond relates to interest rate increases. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Because the Company does not plan to sell the investments, and because it is not more likely than not that the Company will be required to sell the investments before recovery of its par value, which may be maturity, it does not consider these investments to be other-than-temporarily impaired at June 30, 2010.

Mortgage-backed securities GSE residential.    The unrealized losses on the Company’s investment in two residential GSE mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has no plans to sell the investments, and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2010.

Corporate bonds.    The Company’s unrealized losses on six corporate bonds relates to interest rate increases. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Because the Company does not plan to sell the investments, and because it is not more likely than not that the Company will be required to sell the investments before recovery of its par value, which may be maturity, it does not consider this investment to be other-than-temporarily impaired at June 30, 2010.

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2010	(Level 1)	(Level 2)	(Level 3)	Total
Investment securities available-for-sale	$—	$52,438,697	$—	$52,438,697
Derivative instruments	—	—	131,193	131,193
Loans held for sale	—	—	792,797	792,797
Total assets at fair value	$—	$52,438,697	$923,990	$53,362,687

Assets as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2009	(Level 1)	(Level 2)	(Level 3)	Total
Investment securities available-for-sale	$—	$43,230,785	$—	$43,230,785
Derivative instruments	—	—	281,599	281,599
Loans held for sale	—	—	1,832,412	1,832,412
Total assets at fair value	$—	$43,230,785	$2,114,011	$45,344,796

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

	Loans Held	Derivative
	For Sale	Instruments
Balance, January 1, 2010	1,832,412	281,599
Sales of loans held for sale	(748,238)	—
Loan foreclosure	(291,377)	—
Mark to market loss	—	(150,406)
Balance June 30, 2010	792,797	131,193

The following table presents the assets that are measured at fair value on a non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial position at June 30, 2010 and December 31, 2009.

As of June 30, 2010	Quoted Prices in Active Markets for Identical Securities Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Impaired loans	$—	$—	$5,897,235	$5,897,235

As of December 31, 2009	Quoted Prices in Active Markets for Identical Securities Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Impaired loans	$—	$—	$5,897,235	$5,897,235

At June 30, 2010 and December 31, 2009, in accordance with the provisions of the loan impairment guidance (FASB ASC 310-10-35), individual loans with a carrying amount, of $5,897,235, were considered impaired after partial charge-offs of $752,125. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy. Collateral may include real estate, or business assets including equipment, inventory and accounts receivable. The value of real estate collateral is determined based on an appraisal by qualified licensed appraisers hired by the Company. The value of business equipment is based on an appraisal by qualified licensed appraisers hired by the Company if significant, or the equipment’s net book value on the business’ financial statements. Inventory and accounts receivable collateral are valued based on independent field examiner review or aging reports. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business. Impaired loans are evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

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

Investment securities available-for-sale and held-to-maturity.  Fair values for securities, excluding restricted stock, are based predominately on quoted market prices. If quoted market prices are not available, fair values are based on quoted market prices of similar instruments.

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

Federal Home Loan Bank (“FHLB”) advances, secured borrowings and other borrowings. Fair values of fixed rate FHLB advances and other borrowings are estimated using discounted cash flow analyses based on the Bank’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying values of variable rate FHLB advances, secured borrowings and other borrowings approximate fair value.

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

Off-balance-sheet instruments.    Fair values for off-balance-sheet lending commitments are based on the current carrying value and adjusted, if appropriate, for material changes in pricing currently charged to enter into similar agreements. Remaining terms of the agreements and counterparties’ credit standings are taken into account when making this evaluation.

The Company’s carrying amounts and estimated fair values of financial instruments as of June 30, 2010 and December 31, 2009 (in thousands) were as follows:

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and due from banks	$2,407	$2,407	$1,696	$1,696
Federal funds sold	1,100	1,100	—	—
Interest-bearing accounts with other banks	1,493	1,493	3,074	3,074
Securities available for sale	52,439	52,439	43,231	43,231
Securities held to maturity	10,638	10,707	4,619	4,579
Restricted stock	1,506	1,506	1,366	1,366
Loan held for sale	793	793	1,832	1,832
Loans receivable	79,553	79,813	66,609	67,196
Accrued interest receivable	857	857	543	543
Derivative instruments	131	131	282	282

Liabilities:
Deposits	113,938	114,305	76,044	76,139
Accrued interest payable	75	75	61	61
FHLB advances	11,400	11,459	11,400	11,823
Secured borrowings	2,839	2,839	—	—
Other borrowings	—	—	12,525	12,525

5.                                       LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted loss per share is computed by dividing net loss by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and warrants. Weighted average shares outstanding for the three and six months ended June 30, 2010 and 2009 were 3,465,391 and 3,470,391, respectively. Basic loss per share for the three months ended June 30, 2010 and 2009 was $(0.08) and $(0.22), respectively. Basic loss per share for the six months ended June 30, 2010 and 2009 was $(0.06) and $(0.37). Diluted loss per share is not presented for June 30, 2010 and 2009, as the net loss would result in an anti-dilutive calculation.

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

This series of transactions consists of purchasing an interest rate cap at 0.75% based on the 1 month LIBOR rate.  Additionally, the Company sold an interest rate cap with the strike at 2.50% based on the 1 month LIBOR rate. Each of these transactions are forward start transactions with an effective date of July 1, 2010 and a termination date of July 1, 2013.  The notional amount for each is $10,000,000.  The interest rate corridor transaction is considered a stand alone derivative instrument, and as such will be recorded in the financial statements at fair value, with changes in fair value included in net loss.  Additionally, this transaction has a net settlement feature, and the effects of the net settlement will be included in interest income or expense as appropriate.  The fair values as of June 30, 2010 and December 31, 2009 were $131,193 and $281,599, respectively, and were included in other assets.

7.                                       SUBSEQUENT EVENTS

In July 2010, the President and CEO, and the CFO of the Company and the Bank resigned. Separation payments of $184,000 related to these resignations will be accrued in the third quarter of 2010.  Also in July 2010, the Company entered into employment agreements with a new President and CEO and a new CFO.

8.                                       ACCOUNTING STANDARDS UPDATES

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

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU No. 2010-20”). ASU No. 2010-20 requires disclosures regarding loans and the allowance for loan losses that are disaggregated by portfolio segment and class of financing receivable. Existing disclosures were amended to require a roll forward of the allowance for loan losses by portfolio segment, with the ending balance broken out by basis of impairment method, as well as the recorded investment in the respective loans. Nonaccrual and impaired loans by class must also be shown. ASU No. 2010-20 also requires disclosures regarding: 1) credit quality indicators by class, 2) aging of past due loans by class, 3) troubled debt restructurings (“TDRs”) by class and their effect on the allowance for loan losses, 4) defaults on TDRs by class and their effect on the allowance for loan losses, and 5) significant purchases and sales of loans disaggregated by portfolio segment. This guidance is effective for interim and annual reporting periods ending on or after December 15, 2010, for end of period type disclosures. Activity related disclosures are effective for interim and annual reporting periods beginning on or after December 15, 2010. ASU No. 2010-20 will have an impact on the Company’s disclosures, but not its financial position or results of operations.

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to management. The words “expect,” “estimate,” “anticipate,” and “believe,” as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the SEC, including, without limitation:

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

Company Overview

The following report describes our results of operations for the three and six months ended June 30, 2010 and 2009 and also analyzes our financial condition as of June 30, 2010 and December 31, 2009.  Like most community banks, we expect to derive most of our income from interest that we receive on our loans and investments. As we grow, our primary source of funds for making these loans and investments is our deposits, on the majority of which we pay interest. Consequently, one of the key measures of our success is our level of net interest income, which is the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on interest-earning assets and the rate we pay on interest-bearing liabilities. As we increase the size of our balance sheet, our net interest income will increase until revenue exceeds cash and non-cash expenses. At that point the bank will operate profitably.

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

Industry Overview

The first six months of 2010 continue to reflect the tumultuous economic conditions which have negatively impacted liquidity and credit quality. Concerns regarding increased credit losses from the weakening economy have negatively affected capital and earnings of many financial institutions. Financial institutions have experienced significant declines in the value of collateral for real estate loans and serious deterioration in the credit quality of their loan portfolios.  These factors have resulted in record levels of non-performing assets, charge-offs and foreclosures.  The State of Georgia and the Atlanta metropolitan area in particular have gained the unfortunate distinction of experiencing among the highest incidences of bank closures nationwide since the onset of the 2007 financial crisis.

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

Treasury, the FDIC and other governmental agencies continue to evolve rules and regulations to implement the Emergency Economic Stabilization Act of 2008 (“EESA”), the Troubled Asset Relief Program (“TARP”), the Financial Stability Plan, the American Recovery and Reinvestment Act (“ARRA”) and related economic recovery programs, many of which curtail the activities of financial institutions.  During 2009, we declined to participate in the TARP Capital Purchase Program as we felt that our capital levels were substantial and precluded the need for us to expose ourselves to additional regulatory controls.

Difficult economic conditions are expected to prevail through the latter part of 2010. Reduced levels of commercial activity will continue to challenge prospects for stable balance sheet growth and earning asset yields at a time when the market for profitable commercial banking relationships is intensely competitive. As a result, financial institutions in general will continue to experience pressure on earning asset yields, funding costs, operating expenses, liquidity and capital.

Results of Operations for the Three Months Ended June 30, 2010 and 2009

We incurred a net loss of $271,477 and $761,755 for the three months ended June 30, 2010 and 2009, respectively. For the three months ended June 30, 2010, we realized $1,778,428 in interest income, consisting primarily of $1,137,829 from loan activities and $640,599 from investment activities. For the three months ended June 30, 2009, we realized $1,033,255 in interest income, consisting primarily of $593,876 from loan activities and $439,379 from investment activities. The provision for loan loss was $540,654 for the quarter ended June 30, 2010, and $600,185 for the quarter ended June 30, 2009. We anticipate the growth in loans in future quarters will drive the growth in assets and the growth in interest income. The primary sources of funding for our loan portfolio are deposits and Federal Home Loan advances. We incurred interest expense of $500,494 related to deposit accounts, $69,939 related to Federal Home Loan Bank advances, and $1,976 related to other borrowings during the three months ended June 30, 2010. For the three months ended June 30, 2009, we incurred interest expense of $304,237 related to deposit accounts, $69,939 of interest expense related to Federal Home Loan Bank advances, and $243 related to other borrowings.

We incurred non-interest expenses of $1,455,673 and $1,159,457 during the three months ended June 30, 2010 and 2009, respectively. Included in non-interest expense for the three months ended June 30, 2010 is

$673,931 in salaries and employee benefits, $181,239 of occupancy and equipment expenses, and $600,503 in other expense. The primary components in the other operating expense category for the three months ended June 30, 2010 were $177,092 in professional fees, $84,852 in data processing and IT related services, and $49,881 in loan collection expenses.

The non-interest expense incurred in the three months ended June 30, 2009 was $1,159,457. Included in non-interest expense was $677,310 in salaries and employee benefits, $156,253 of occupancy and equipment expenses, and $325,894 in other operating expenses. The primary components in the other operating expense category for the three months ended June 30, 2009 were $53,432 in legal fees, $53,379 in data processing and IT related services, and $47,400 in advertising and marketing expense.

The following tables calculate the net yield on earning assets as of June 30, 2010 and 2009. Net yield on earning assets, defined as net interest income annualized, divided by average interest earning assets, was at 3.50% for the three months ended June 30, 2010, an increase of 24 basis points from 3.26% at June 30, 2009.

For the three months ended June 30, 2010

(Dollars in thousands)

Description	Avg. Assets/Liabilities	Interest Income/Expense	Yield/Cost
Interest Earning Assets
Federal Funds Sold	$658	$—	0.20%
Securities	64,843	640	3.95%
Loans (1)	72,506	1,138	6.28%
Total	$138,007	1,778	5.15%
Interest Bearing Liabilities
Interest Bearing Demand Deposits	$40,711	189	1.86%
Time Deposits	64,183	312	1.94%
Other Borrowings	12,492	72	2.31%
Total	$117,386	573	1.95%
Net interest income		$1,206
Net yield on earning assets			3.50%

(1)          Average non-accrual loans of $5,944,576 were deducted from average loans.

For the three months ended June 30, 2009

(Dollars in thousands)

Description	Avg. Assets/Liabilities	Interest Income/Expense	Yield/Cost
Interest Earning Assets
Federal Funds Sold	$85	$—	0.00%
Securities	32,641	423	5.18%
Loans (1)	43,219	594	5.50%
Other	4,997	17	1.36%
Total	$80,942	1,034	5.11%
Interest Bearing Liabilities
Interest Bearing Demand Deposits	$23,656	148	2.50%
Time Deposits	21,187	156	2.95%
Other Borrowings	11,486	70	2.44%
Total	$56,329	374	2.66%
Net interest income		$660
Net yield on earning assets			3.26%

(1)          Average non-accrual loans of $2,232,168 were deducted from average loans.

Results of Operations for the Six Months Ended June 30, 2010 and 2009

We incurred a net loss of $191,866 and $1,301,060 for the six months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010, we realized $3,446,773 in interest income, consisting primarily of $2,264,677 from loan revenue and $1,182,096 from investment revenue. Additionally, $381,883 of non-interest income was recognized from the gain on sale of investment securities, $418,103 was recognized from the sale of loans held for sale, and $169,340 was recognized from the gain on sale of SBA loans. For the six months ended June 30, 2009, we realized $1,977,054 in interest income consisting primarily of $1,123,941 from loan activities and $853,113 from investment activities. Over time, we anticipate that loan revenue will comprise an increasing share of total revenue. Since we commenced business in January 2008, the agency and investment grade debt markets have provided opportunities for superior risk-adjusted returns. As such, we have invested in these markets along with our primary mission of investing in commercial-grade loans. Our ability to develop an income stream and recognize securities gains in recent periods has served to offset overhead costs associated with being a de novo financial institution, while we build our balance sheet to a level of profitability.

Our provision for loan loss amounted to $738,010 for the six months ended June 30, 2010, and $703,450 for the six months ended June 30, 2009. The company increased its allowance levels during the second quarter in conjunction with certain classified loans identified in the portfolio. Year to date, the Company recognized approximately $100,000 in net charge-offs.

We incurred interest expense of $942,884 related to deposit accounts, $139,801 related to Federal Home Loan Bank advances, and $10,077 related to other borrowings during the six months ended June 30, 2010. For the six months ended June 30, 2009, we incurred interest expense of $614,712 related to deposit accounts, $139,801 of interest expense related to Federal Home Loan Bank advances, and $492 related to other borrowings.

We incurred non-interest expenses of $2,840,214 and $2,292,213 during the six months ended June 30, 2010 and 2009, respectively. Included in non-interest expense for the six months ended June 30, 2010 is $1,403,406 in salaries and employee benefits, $366,243 of occupancy and equipment expenses, and $1,070,565 in other operating expense. The primary components in the other operating expense category for the six months ended June 30, 2010 were $246,407 in professional fees, $161,239 in data processing and IT related services, and $100,370 in loan collection expenses.

The non-interest expense incurred in the six months ended June 30, 2009 was $2,292,213. Included in non-interest expense was $1,366,582 in salaries and employee benefits, $307,806 of occupancy and equipment expenses, and $617,825 in other operating expenses.  The primary components of other operating expenses included $79,351 in legal fees, $108,309 in data processing and IT related services, and $83,179 in advertising and marketing expense.

The following tables calculate the net yield on earning assets for the six months ended June 30, 2010 and 2009, respectively. Net yield on earning assets amounted to 3.64% for the six months ended June 30, 2010, which represents an increase of 54 basis points from the first six months 2009. The increase is due primarily to the Bank’s ability to grow the balance sheet while driving down its cost of funds.

For the six months ended June 30, 2010

(Dollars in thousands)

Description	Avg. Assets/Liabilities	Interest Income/Expense	Yield/Cost
Interest Earning Assets
Federal Funds Sold	$972	$1	0.17%
Securities	60,036	1,181	3.93%
Loans (1)	68,427	2,265	6.62%
Total	$129,435	3,447	5.33%
Interest Bearing Liabilities
Interest Bearing Demand Deposits	$36,163	345	1.91%
Time Deposits	57,371	598	2.08%
Other Borrowings	17,006	150	1.76%
Total	$110,540	1,093	1.98%
Net interest income		$2,354
Net yield on earning assets			3.64%

(1)          Average non-accrual loans of $6,750,875 were deducted from average loans.

For the six months ended June 30, 2009

(Dollars in thousands)

Description	Avg. Assets/Liabilities	Interest Income/Expense	Yield/Cost
Interest Earning Assets
Federal Funds Sold	$757	$1	0.26%
Securities	30,539	793	5.19%
Loans (1)	39,350	1,124	5.71%
Other	8,269	59	1.43%
Total	$78,915	1,977	5.01%
Interest Bearing Liabilities
Interest Bearing Demand Deposits	$21,755	306	2.81%
Time Deposits	19,730	308	3.12%
Other Borrowings	11,481	140	2.44%
Total	$52,966	754	2.85%
Net interest income		$1,223
Net yield on earning assets			3.10%

(1)          Average non-accrual loans of $1,122,250 were deducted from average loans.

Assets and Liabilities

General

At June 30, 2010, we had total assets of $157,007,811, consisting principally of $79,552,923 in net loans, $52,438,697 in securities available for sale, $10,638,051 in securities held to maturity, $1,492,943 in interest-bearing accounts with other banks, and $2,901,271 in premises and equipment. Total assets increased $27,745,336 since December 31, 2009 when we had total assets of $129,262,475. Assets at December 31, 2009 consisted of cash and deposits due from banks of $1,695,884, interest-bearing accounts with other banks of $3,073,627, securities available for sale of $43,230,785, securities held to maturity of $4,619,299, premises and equipment of $3,043,646, net loans of $66,609,313 and accrued interest receivables of $543,334, restricted stock of $1,365,750 and other assets of $839,402. Liabilities at June 30, 2010 totaled $128,414,065 consisting principally of $113,937,646 in deposits, $11,400,000 in Federal Home Loan Bank advances, and $2,839,497 in secured borrowings. Liabilities increased $27,784,832 from

December 31, 2009. Our liabilities at December 31, 2009 were $100,629,233 and consisted of deposits of $76,043,674, FHLB advances of $11,400,000 and other borrowings of $12,525,000. At June 30, 2010, shareholders’ equity was $28,670,767.  Shareholders’ equity at December 31, 2009 was $28,633,242.

Investments

At June 30, 2010, the carrying value of our securities and restricted stock amounted to $64,582,448. This included $11,213,066 in mortgage backed securities, $22,167,617 in corporate bonds, and $19,058,014 in government agencies, $10,638,051 in municipals and $1,505,700 in restricted equity securities. The restricted equity securities are comprised of stock in the Federal Reserve Bank of Atlanta, the Federal Home Loan Bank of Atlanta, and the Independent Bankers Bank of Florida. The increase in securities and restricted stock was $15,366,614 from December 31, 2009 to June 30, 2010. As of December 31, 2009, the carrying value of our securities and restricted stock amounted to $49,215,834.  Our available for sale portfolio is continuously managed to provide revenue and adequate liquidity, and to minimize interest rate risk.  These portfolio management activities resulted in restructuring and significantly shortening the contractual maturities of the portfolio during the second quarter of 2010.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, we intend to invest a substantial percentage of our earning assets in our loan portfolio. At June 30, 2010, our loan portfolio consisted of $17,451,182 of construction and land development loans, $54,661,156 in other real estate loans, $1,749,334 in consumer loans, $7,619,154 in commercial and industrial loans, and $166,350 in other loans.  The Bank had $5,897,235 in four nonaccrual loans at June 30, 2010. Additionally, the Bank has had net charge-offs of $99,929 during the three and six months ended June 30, 2010.

Total loans less allowance for loan losses increased during the six months ended June 30, 2010 by $12,943,610 or 19.4%, to $79,552,923 at June 30, 2010 from $66,609,313 at December 31, 2009.  We had no loans more than 90 days past due that were still accruing interest and we had no troubled debt restructurings at June 30, 2010. Total non-performing loans at June 30, 2010 amounted to $6,690,032 of which $792,797 are loans purchased with intent to resell and are characterized as loans held for sale on our balance sheet.  Included in non-performing loans at June 30, 2010 are $5,897,235 of impaired loans, which are comprised of four loans concentrated in two borrowing relationships.  Total non-performing loans at December 31, 2009 amounted to $6,981,410 of which $1,084,175 were loans purchased with intent to resell.

The following table summarizes average loan balances for the three and six months ended June 30, 2010 and 2009 determined using the daily average balance, changes in the allowance for loan losses and the ratio of net charge-offs to period average loans.

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Average amount of loans outstanding	$78,450,992	$45,086,582	$75,178,406	$40,472,265
Balance of allowance for loan losses at beginning of period	1,642,878	505,155	1,445,522	401,890
Loans recovered	—	—	—	—
Consumer Loan charged-off	(99,929)	—	(99,929)	—
Additions to the allowance during the period	540,654	600,185	738,010	703,450
Balance of allowance for loan losses at the end of the period	2,083,603	1,105,340	2,083,603	$1,105,340

Ratio of net loans charged off during the period to average loans outstanding	0.13%	0.00%	0.13%	0.00%

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $2,083,603 as of June 30, 2010, an increase of $638,081 from December 31, 2009 when the allowance for loan losses was $1,445,522.  Our allowance for loan loss amounted to 2.55% of our loan portfolio at June 30, 2010 and 2.08% of the loan portfolio at December 31, 2009.  Our allowance for loan loss as a percentage of the total portfolio has risen due to increased reserve levels across various loan types in our portfolio.  As a result of our analysis of credit and lending conditions during the first half of 2010, we increased reserve levels across several categories of our loan portfolio.  The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions regarding current portfolio and economic conditions, which we believe to be reasonable, but which may or may not prove to be accurate. Over time, we will periodically determine the amount of the allowance based on our consideration of several factors, including an ongoing review of the quality, mix and size of our overall loan portfolio, our historical loan loss experience, evaluation of economic conditions and other qualitative factors, specific problem loans and commitments that may affect the borrower’s ability to pay. Following is a category detail of our allowance percentage and reserve balance by loan type at June 30, 2010 and December 31, 2009.

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

	June 30, 2010	June 30, 2010	December 31, 2009	December 31, 2009
	Calculated	Reserve	Calculated	Reserve
Loan Group Description	Reserves	%	Reserves	%
1-4 Family Construction	21,934	3.22%	4,815	1.45%
Other Const., Land & Development	368,155	2.88%	188,424	1.80%
HELOCs	12,826	0.66%	16,499	1.00%
1-4 Fam Non-rev.+Multi-Fam Res.	35,915	0.79%	55,376	1.00%
Owner Occupied Non Family Non Residential	96,373	1.03%	87,342	1.20%
Other Non Family/Non Residential	372,106	1.34%	305,856	1.30%
Commercial and Industrial	62,343	1.28%	61,947	1.25%
Consumer	29,720	1.66%	21,556	1.20%
Other	1,408	0.78%	1,769	1.25%
Convenience Store Loans	305,002	5.49%	465,979	8.40%
SBA Loans	72,821	5.00%	—	—
Classified Credits	705,000	35.37%	235,959	9.76%
Total Allowance for Loan Loss	$2,083,603	2.55%	1,445,522	2.08%

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

Deposits

Our primary source of funds for loans and securities are customer deposits and Federal Home Loan Bank advances. At June 30, 2010, we had $113,937,646 in deposits which consisted primarily of $5,044,722 in non-interest bearing demand deposit accounts, $67,827,386 in time deposits, and $41,065,538 of other interest bearing accounts. Deposits increased $37,893,972 from December 31, 2009 when deposits were

$76,043,674 consisting primarily of $3,489,983 in non-interest bearing demand deposit accounts, $45,134,483 in time deposits, and $27,419,208 of other interest bearing accounts.

Secured Borrowings

Secured borrowings are derived from the transfer of financial assets, specifically SBA loans sold to third parties.  These liabilities present short-term credit risk as they are related to corresponding loans receivable pending final sales treatment.  At June 30, 2010 the outstanding balances of loans related to these secured borrowings were $2,939,903.

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

Our primary sources of liquidity are deposits, borrowings, scheduled repayments on our loans, and interest on and maturities of our securities. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. Occasionally, we might sell securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. As of June 30, 2010, our primary source of liquidity included our securities portfolio, lines of credit available with correspondent banks totaling $20,600,000, and a line of credit with the Federal Home Loan Bank of Atlanta. We believe our liquidity levels are adequate to meet our operating needs.

Off-Balance Sheet Risk

Through the operations of the Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2010, we had issued commitments to extend credit of approximately $12,759,079 through various types of lending arrangements. Commitments to extend credit were $10,869,171 at December 31, 2009. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources

Total shareholders’ equity increased from $28.6 million at December 31, 2009 to $28.7 million at June 30, 2010.  This increase was the result of stock compensation of approximately $121,000 increasing surplus and an increase in unrealized gains during the period of $31,000, offset by net loss of $115,000.

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

At the bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies. To be considered “adequately capitalized” under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%. To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a Tier 1 leverage ratio of at least 5%. For the first years of operation, during the Bank’s “de novo” period, the Bank will be required to maintain a Tier 1 leverage ratio of at least 8%. The Bank exceeded its minimum regulatory capital ratios as of June 30, 2010, as well as the ratios to be considered “well capitalized.”

The following table sets forth the Bank’s various capital ratios at June 30, 2010.

Bank
Total risk-based capital	20.56%
Tier 1 risk-based capital	19.30%
Leverage capital	15.69%

We believe that our capital is sufficient to fund the activities of the Bank and the rate of asset growth will not negatively impact the capital base. As of June 30, 2010, there were no significant firm commitments outstanding for capital expenditures.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of June 30, 2010 from that presented under the heading “Liquidity and Interest Rate Sensitivity” and the Market Risk in Item 7 of the Company’s Annual Report on form 10-K for the year ended December 31, 2009.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2010.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Part II — Other Information

Item 6.  Exhibits

Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation (incorporated by reference to the Registration Statement on Form SB-2, filed with the SEC on June 18, 2007).

3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to the Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2, filed with the SEC on February 1, 2008).

3.3	Bylaws (incorporated by reference to the Registration Statement on Form SB-2, filed with the SEC on June 18, 2007).

10.1	Employment Agreement by and between the Company, the Bank, and Pin Pin Chau dated July 2, 2010 (incorporated by reference to Form 8-K, filed with the SEC on July 9, 2010).

10.2	Employment Agreement by and between the Company, the Bank, and Jorge L. Forment dated July 8, 2010 (incorporated by reference to Form 8-K, filed with the SEC on July 9, 2010).

31.1	Rule 13a-14(a)/15d -14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d -14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Touchmark Bancshares, Inc.

Date: August 13, 2010	By:	/s/ Pin Pin Chau
Pin Pin Chau
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2010	By:	/s/ Jorge L. Forment
Jorge L. Forment
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)