Form 10-Q
period 2010-09-30
Touchmark Bancshares, Inc.
filed 2010-11-15
CIK 1403008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 3,465,391 shares of common stock, par value $.01 per share, outstanding as of November 12, 2010.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Condensed Consolidated Balance Sheets

September 30, 2010 and December 31, 2009

	(Unaudited)
	September 30,	December 31,
	2010	2009
ASSETS

Cash and due from banks	$3,329,933	$1,695,884
Federal funds sold	1,150,000	—
Interest-bearing accounts with other banks	1,791,487	3,073,627
Investment securities:
Securities available for sale	58,880,959	43,230,785
Securities held to maturity, fair value approximates $0, and $4,579,310, respectively	—	4,619,299
Restricted stock	1,495,550	1,365,750
Loans held for sale	680,437	1,832,412
Loans, less allowance for loan losses of $2,286,342 and $1,445,522, respectively	84,113,434	66,609,313
Accrued interest receivable	611,182	543,334
Premises and equipment	2,833,064	3,043,646
Foreclosed real estate	291,377	—
Land held for sale	2,409,023	2,409,023
Other assets	530,580	839,402
Total assets	$158,117,026	$129,262,475

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits:
Non-interest bearing demand	$4,604,914	$3,489,983
Interest-bearing	110,847,130	72,553,691
Total deposits	115,452,044	76,043,674
Accrued interest payable	85,581	60,624
Federal Home Loan Bank advances	11,400,000	11,400,000
Secured borrowings	3,785,175	—
Other borrowings	—	12,525,000
Other liabilities	634,745	599,935
Total liabilities	131,357,545	100,629,233

Shareholders’ Equity
Preferred stock, no par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 3,465,391 issued and outstanding	34,654	34,654
Paid in capital	36,051,239	35,827,141
Accumulated deficit	(9,995,896)	(7,471,431)
Accumulated other comprehensive income	669,484	242,878
Total shareholders’ equity	26,759,481	28,633,242

Total liabilities and shareholders’ equity	$158,117,026	$129,262,475

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Operations and Comprehensive Loss

Three and Nine Months Ended September 30, 2010 and 2009

(Unaudited)

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$1,172,804	$631,846	$3,437,481	$1,755,787
Investment income	586,625	489,013	1,767,916	1,341,103
Federal funds sold	561	454	1,366	1,477
Total interest income	1,759,990	1,121,313	5,206,763	3,098,367

Interest expense:
Deposits	502,166	358,763	1,445,050	973,475
Federal Home Loan Bank advances	70,014	70,014	209,815	209,815
Other borrowings	654	2,567	10,731	3,059
Total interest expense	572,834	431,344	1,665,596	1,186,349

Net interest income	1,187,156	689,969	3,541,167	1,912,018
Provision for loan losses	2,133,614	819,160	2,871,624	1,522,610
Net interest income (expense) after provision for loan losses	(946,458)	(129,191)	669,543	389,408

Noninterest income:
Service charges on deposit accounts and other fees	16,479	30,002	53,247	41,139
Gain on sale of securities available for sale	161,353	148,091	543,236	609,508
Gain on sale of securities held to maturity	—	129,577	—	129,577
Gain on sale of loans held for sale	26,052	—	444,155	—
Gain on sale of SBA loans	182,819	—	352,159	—
Loss on fair value mark of derivative instrument	(76,071)	(11,074)	(226,477)	(11,074)
Loss on sale of premises and equipment	—	(11,883)	—	(11,883)
Other noninterest income	13,592	—	39,845	—
Total noninterest income	324,224	284,713	1,206,165	757,267

Noninterest expense:
Salaries and employee benefits	955,038	677,698	2,358,444	2,044,280
Occupancy and equipment	223,577	170,275	589,820	478,081
Other operating expense	531,750	373,385	1,451,909	991,210
Total noninterest expense	1,710,365	1,221,358	4,400,173	3,513,571

Net loss	$(2,332,599)	$(1,065,836)	$(2,524,465)	$(2,366,896)
Other comprehensive income:
Unrealized holding gains arising during the period	317,700	562,723	746,293	730,064
Unrealized holding gains arising from transfer of securities from held to maturity to available for sale	433,668	349,336	433,668	349,336
Reclassification adjustment for gain realized in net loss	(161,353)	(148,091)	(543,236)	(609,508)
Tax effect	(194,705)	(252,109)	(210,119)	(155,064)
Other comprehensive income	395,310	511,859	426,606	314,828
Comprehensive loss	$(1,937,289)	$(553,977)	$(2,097,859)	$(2,052,068)
Basic loss per share	$(0.67)	$(0.31)	$(0.73)	$(0.68)
Diluted loss per share	$(0.67)	$(0.31)	$(0.73)	$(0.68)
Dividends per share	$—	$—	$—	$—

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Condensed Consolidated Statement of Cash Flows

Nine Months Ended September 30, 2010 and 2009

(Unaudited)

	Nine	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2010	2009
Cash flow from operating activities:
Net loss	$(2,524,465)	$(2,366,896)
Adjustments to reconcile net loss to net cash provided (used) by operating activities
Depreciation	220,547	177,047
Amortization of premium	33,610	1,159
Provision for loan losses	2,871,624	1,522,610
Gain on sale of securities available for sale	(543,236)	(609,508)
Gain on sale of securities held to maturity	—	(129,577)
Gain on sale of loans held for sale	(444,155)	—
Proceeds from sale of loans held for sale	1,304,753	—
Loss on sale of premise and equipment	—	11,883
Stock compensation expense	224,098	133,142
Increase in interest receivable	(67,848)	(16,899)
Increase in interest payable	24,957	28,022
Decrease (increase) in other assets	535,299	(450,260)
Decrease in other liabilities	(175,309)	(82,896)

Net cash provided (used) by operating activities	1,459,875	(1,782,173)

Cash flow from investing activities:
Sale (purchase) of federal funds sold	(1,150,000)	126,000
Decrease (increase) in interest bearing deposits	1,282,140	(823,309)
Purchase of securities held to maturity	(6,023,415)	(7,351,444)
Purchase of securities available for sale	(55,907,817)	(36,266,694)
Proceeds from maturities of securities held to maturity	—	500,000
Proceeds from paydowns, calls and maturities of securities available for sale	25,644,522	6,824,921
Proceeds from sales of securities held to maturity	—	2,049,497
Proceeds from sales of securities available for sale	26,175,709	17,319,800
Purchase of restricted stock	(129,800)	(37,300)
Net increase in loans	(20,375,745)	(23,235,595)
Purchase of premises and equipment	(9,965)	(1,838,741)
Proceeds from sale of premises and equipment	—	25,465

Net cash used by investing activities	(30,494,371)	(42,707,400)

Cash flow from financing activities:
Net increase in deposits	39,408,370	39,966,283
Proceeds from secured borrowings	3,785,175	—
Proceeds from other borrowings	—	5,000,000
Repayment of other borrowings	(12,525,000)	—
Purchase and retirement of common stock	—	(50,000)
	.
Net cash provided by financing activities	30,668,545	44,916,283

Net change in cash	1,634,049	426,710

Cash at the beginning of the period	1,695,884	1,029,163

Cash at the end of the period	$3,329,933	$1,455,873

Supplemental disclosures of cash flow information -
Interest paid	$1,640,639	$1,158,327
Transfer of loan held for sale principal to foreclosed real estate	$(291,377)	$—

Non cash investing activities -
Transfer of securities from held to maturity to available for sale	$11,067,567	$7,447,029
Transfer of land from premise and equipment to land held for sale	$—	$2,409,023

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

September 30, 2010

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

The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

Allowance for Loan Losses: Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company’s allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Due to our limited operating history, the loans in our loan portfolio and our lending relationships are of recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. The allowance for loan losses is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.

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

The Company recorded compensation expense related to the warrants of $16,152 and $26,700 for the nine months ended September 30, 2010 and 2009, respectively.

At September 30, 2010, there was $10,548 of unrecognized compensation cost related to warrants, which is expected to be recognized over a weighted-average period of 0.3 years. The weighted average remaining contractual life of the warrants outstanding as of September 30, 2010 was approximately 7.25 years. The Company had 462,500 warrants exercisable as of September 30, 2010.

Through December 31, 2009, the Company issued 149,822 options to purchase common stock to employees of the Company or the Bank and the Company issued 10,000 options to purchase common stock to a new director.  55,000 options were issued during the first nine months of 2010. Upon issuance of options, compensation cost is recognized in the consolidated financial statements of the Company for all options granted, based on the grant date fair value as estimated in accordance with the provisions of FASB ASC 718, which requires recognition of expense equal to the fair value of the options over the vesting period of the options.

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

For Options Issued Thru Nine Months Ended September 30, 2010
Risk-free interest rate	1.01%
Expected life (years)	5.00
Expected annual volatility	56.10%
Expected dividends	0.00%
Expected forfeiture rate	29.02%
Weighted average fair value of options granted	$4.05

The Company recorded stock-based compensation expense related to the options of $207,946 and $106,442 during the nine months ended September 30, 2010 and 2009, respectively.

At September 30, 2010, there was $142,239 of unrecognized compensation cost related to options outstanding, which is expected to be recognized over a weighted-average period of 1.2 years. The weighted average remaining contractual life of the options outstanding as of September 30, 2010 was approximately 8.2 years. The Company had 88,078 options exercisable as of September 30, 2010.

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

The following summarizes the components of deferred taxes at September 30, 2010 and December 31, 2009.

	September 30, 2010	December 31, 2009
Deferred income tax assets (liabilities):

Allowance for loan losses	$461,327	$363,245
Pre-opening expenses	425,145	450,998
Net operating loss carryforward	2,282,719	1,482,913
Depreciation	(177,358)	(202,035)
Stock options	488,415	488,415
Deferred loan fees	91,415	78,897
Other	—	1,505
Securities available for sale	(329,745)	(119,626)
	3,241,918	2,544,312
Less valuation allowance	(3,571,663)	(2,663,938)
Deferred tax asset, net	$(329,745)	$(119,626)

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

3.             SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities at September 30, 2010, are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available for sale U.S Government-sponsored enterprises (GSEs)	$13,489,003	$139,828	$—	$13,628,831
Corporate bonds	9,680,341	379,344	(86,250)	9,973,435
Municipal bonds	14,259,063	415,369	(13,848)	14,660,584
Mortgage-backed GSE residential	20,453,259	192,451	(27,601)	20,618,109
	$57,881,666	$1,126,992	$(127,699)	$58,880,959

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities at December 31, 2009, are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available for sale U.S. Government-sponsored enterprises (GSEs)	$13,740,026	$3,451	$(169,114)	$13,574,363
Corporate bonds	11,471,708	529,381	—	12,001,089
Mortgage-backed GSE residential	17,656,547	55,162	(56,376)	17,655,333
	$42,868,281	$587,994	$(225,490)	$43,230,785

Held to maturity securities Municipal bonds	$4,619,299	$2,637	$(42,626)	$4,579,310

All held to maturity securities were transferred to available for sale in the third quarter to allow for more flexibility in selling the bonds if the need arises in the future. By transferring the securities to available for sale, the Company will be prohibited from classifying securities as held to maturity for the foreseeable future.

The amortized cost and estimated fair value of investment securities available for sale and held to maturity at September 30, 2010, by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available
	For Sale
		Estimated
	Amortized	Fair
	Cost	Value

Due in one year or less	$3,282,947	$3,316,010
Due after one year but less than five years	22,826,624	23,170,768
Due after five years but less than ten years	20,203,035	20,665,331
Due after ten years	11,569,060	11,728,850
	$57,881,666	$58,880,959

For the purpose of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral.  The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

Information pertaining to securities with gross unrealized losses at September 30, 2010 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than		More than
	Twelve Months		Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities available for sale Municipal bonds	$(13,848)	$1,034,340	$—	$—
Mortgage-backed
GSE residential	(27,601)	3,931,263	—	—
Corporate bonds	(86,250)	913,750	—	—
	$(127,699)	$5,879,353	$—	$—

Information pertaining to securities with gross unrealized losses at December 31, 2009 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than		More than
	Twelve Months		Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities available for sale GSEs	$(169,114)	$10,572,409	$—	$—
Mortgage-backed		—	—	—
GSE residential	(56,376)	12,083,366	—	—
	$(225,490)	$22,655,775	$—	$—

Securities held to maturity Municipal bonds	$(42,626)	$3,748,851	$—	$—

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At September 30, 2010, ten debt securities have unrealized losses with aggregate depreciation of 2.13% from the Company’s amortized cost basis. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Although some of the issuers have shown declines in earnings and/or a weakened financial condition as a result of the weakened economy, no credit issues have been identified that cause management to believe the declines in market value are other than temporary. As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

Municipal bonds.    The Company’s unrealized loss on two investments in  municipal bonds relates to interest rate increases. Management currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Because the Company does not plan to sell the investments, and because it is not more likely than not that the Company will be required to sell the investments before recovery of their par value, which may be maturity, management does not consider these investments to be other-than-temporarily impaired at September 30, 2010.

Mortgage-backed GSE residential.    The unrealized losses on the Company’s investment in seven residential GSE mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has no immediate plans to sell the investments, and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, management does not consider those investments to be other-than-temporarily impaired at September 30, 2010.

Corporate bonds.    The Company’s unrealized loss on one corporate bond relates to interest rate increases. Management currently does not believe it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the investment. Because the Company does not plan to sell the investment, and because it is not more likely than not that the Company will be required to sell the investment before recovery of its par value, which may be maturity, it does not consider this investment to be other-than-temporarily impaired at September 30, 2010.

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2010	(Level 1)	(Level 2)	(Level 3)	Total
Investment securities available-for-sale	$—	$58,880,959	$—	$58,880,959
Derivative instruments	—	—	55,122	55,122
Loans held for sale	—	—	680,437	680,437
Total assets at fair value	$—	$58,880,959	$735,559	$59,616,518

Assets as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2009	(Level 1)	(Level 2)	(Level 3)	Total
Investment securities available-for-sale	$—	$43,230,785	$—	$43,230,785
Derivative instruments	—	—	281,599	281,599
Loans held for sale	—	—	1,832,412	1,832,412
Total assets at fair value	$—	$43,230,785	$2,114,011	$45,344,796

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

The derivative instrument held by the Company is reported at fair value utilizing Level 3 inputs. The valuation of this instrument is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual term of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below (rise above) the strike rate of the floors (caps). The variable interest rates used in the calculation of projected receipts on the floor (cap) are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to reflect appropriately both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

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

	Loans Held	Derivative
	For Sale	Instruments
Balance, January 1, 2010	1,832,412	281,599
Sales of loans held for sale	(860,598)	—
Loan foreclosure	(291,377)	—
Mark to market gain	—	(226,477)
Balance, September 30, 2010	680,437	55,122

The following table presents the assets that are measured at fair value on a non-recurring basis by level within the fair value hierarchy as reported in the consolidated statements of financial position at September 30, 2010 and December 31, 2009.

As of September 30, 2010	Quoted Prices in Active Markets for Identical Securities Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Impaired loans	$—	$—	$5,958,608	$5,958,608

As of December 31, 2009	Quoted Prices in Active Markets for Identical Securities Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Impaired loans	$—	$—	$5,897,235	$5,897,235

At September 30, 2010 and December 31, 2009, in accordance with the provisions of the loan impairment guidance (FASB ASC 310-10-35), individual loans with a carrying amount of $5,958,608 and 5,897,235, after partial charge-offs of $2,683,000 and $2,744,000, respectively,  were considered impaired. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified as Level 3 in the fair value hierarchy. Collateral may include real estate, or business assets including equipment, inventory and accounts receivable. The value of real estate collateral is determined based on an appraisal by qualified licensed appraisers hired by the Company. The value of business equipment is based on an appraisal by qualified licensed appraisers hired by the Company if significant, or the equipment’s net book value on the business’ financial statements. Inventory and accounts receivable collateral are valued based on independent field examiner review or aging reports. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business. Impaired loans are evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

Fair Value of Financial Instruments

The following methods and assumptions that were used by the Company in estimating fair values of financial instruments are disclosed herein:

Cash, federal funds sold, and interest bearing deposits with other banks.  The carrying amounts of cash and short-term instruments approximate their fair value due to the relatively short period to maturity of the instruments.

Investment securities available-for-sale and held-to-maturity.  Fair values for securities, excluding restricted equity securities, are based predominately on quoted market prices. If quoted market prices are not available, fair values are based on quoted market prices of similar instruments.

Restricted stock. The carrying values of restricted equity securities approximate fair values.

Loans Held for Sale.    Loans held for sale are carried at the lower of cost or fair value. Fair value is currently based on what secondary markets are offering for loans and portfolios with similar characteristics.

Loans receivable.  For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed rate loans are estimated using discounted cash flow analyses and using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

The Company’s carrying amounts and estimated fair values of financial instruments as of September 30, 2010 and December 31, 2009 (in thousands) were as follows:

	September 30		December 31
	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and due from banks	$3,329	$3,329	$1,696	$1,696
Federal funds sold	1,150	1,150	—	—
Interest-bearing accounts with other banks	1,791	1,791	3,074	3,074
Securities available for sale	58,881	58,881	43,231	43,231
Securities held to maturity	—	—	4,619	4,579
Restricted stock	1,495	1,495	1,366	1,366
Loan held for sale	680	680	1,832	1,832
Loans receivable	84,113	84,289	66,609	67,196
Accrued interest receivable	611	611	543	543
Derivative instruments	55	55	282	282

Liabilities:
Deposits	115,452	115,767	76,044	76,139
Accrued interest payable	85	85	61	61
FHLB advances	11,400	11,702	11,400	11,823
Secured borrowings	3,785	3,785	—	—
Other borrowing	—	—	12,525	12,525

5.             EARNINGS (LOSS) PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted loss per share is computed by dividing net loss by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and warrants. Weighted average shares outstanding for the three months ended September 30, 2010 and 2009 were 3,465,391 and 3,470,337, respectively. Basic  loss per share for the three months ended September 30, 2010 and 2009 was $(0.67) and $(0.31), respectively. Weighted average shares outstanding for the nine months ended September 30, 2010 and 2009 were 3,465,391 and 3,470,373, respectively. Basic  loss per share for the nine months ended September 30, 2010 and 2009 was $(0.73) and $(0.68). Diluted loss per share is not presented for September 30, 2010 and 2009, as the net loss would result in an anti-dilutive calculation.

6.             DERIVATIVE INSTRUMENT

In September 2009, the Company entered into an interest rate corridor transaction. An interest rate corridor is composed of a long interest rate cap position and a short interest rate cap position. The buyer of the corridor purchases a cap with a lower strike while selling a second cap with a higher strike. The premium earned on the second cap then reduces the cost of the structure as a whole. The buyer of the corridor is then protected from rates rising above the first cap’s strike, but exposed again if they rise past the second cap’s strike.

In this transaction, the Company purchased an interest rate cap at 0.75% based on the 1 month LIBOR rate.  Additionally, the Company sold an interest rate cap with the strike at 2.50% based on the 1 month LIBOR rate. Each of these transactions are forward start transactions with an effective date of July 1, 2010 and a termination date of July 1, 2013.  The notional amount for each is $10,000,000.  The interest rate corridor transaction is considered a stand alone derivative instrument, and as such will be recorded in the financial statements at fair value, with changes in fair value included in net income.  Additionally, this transaction has a net settlement feature, and the effects of the net settlement will be included in interest income or expense as appropriate.  The fair values as of September 30, 2010 and December 31, 2009 were $55,122 and $281,599, respectively, and were included in other assets.

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

In March 2010, the FASB issued Accounting Standards Update No. 2010-11, Derivatives and Hedging: Scope Exception Related to Embedded Credit Derivatives (“ASU No. 2010-11”). ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements, by resolving a potential ambiguity about the breadth of the embedded credit derivative scope exception with regard to some types of contracts, such as collateralized debt obligations (“CDO’s”) and synthetic CDO’s. The scope exception will no longer apply to some contracts that contain an embedded credit derivative feature that transfers credit risk. The ASU was effective for fiscal quarters beginning after June 15, 2010, and is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In April 2010, the FASB issued Accounting Standards Update No. 2010-13, Effect of Denominating the Exercise Price of a Share-based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (“ASU No. 2010-13”). ASU No. 2010-13 clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of an entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2010, and it is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In April 2010, the FASB issued Accounting Standards Update No. 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset (“ASU No. 2010-18”). ASU No. 2010-18 provides guidance on the accounting for loan modifications when the loan is part of a pool of loans accounted for as a single asset such as acquired loans that have evidence of credit deterioration upon acquisition that are accounted for under the guidance in ASC 310-30. ASU No. 2010-18 addresses diversity in practice on whether a loan that is part of a pool of loans accounted for as a single asset should be removed from that pool upon a modification that would constitute a troubled debt restructuring or remain in the pool after modification. ASU No. 2010-18 clarifies that modifications of loans that are accounted for within a pool under ASC 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if the expected cash flows for the pool change. The amendments in this update do not require any additional disclosures and were effective for modifications of loans accounted for within pools under ASC 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. ASU 2010-18 is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

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

Company Overview

The following report describes our results of operations for the three and nine months ended September 30, 2010 and 2009 and also analyzes our financial condition as of September 30, 2010 and December 31, 2009.  Like most community banks, we expect to derive most of our income from interest that we receive on our loans and investments. As we grow, our primary source of funds for making these loans and investments is our deposits, on the majority of which we pay interest. Consequently, one of the key measures of our success is our level of net interest income, which is the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on interest-earning assets and the rate we pay on interest-bearing liabilities. As we increase the size of our balance sheet, our net interest income will increase until revenue exceeds cash and non-cash expenses. At that point the bank will operate profitably.

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

Industry Overview

The first nine months of 2010 continued to reflect the tumultuous economic conditions which have negatively impacted liquidity and credit quality. Concerns regarding increased credit losses from the weakening economy have negatively affected capital and earnings of most financial institutions. Financial institutions have experienced significant declines in the value of collateral for real estate loans and serious deterioration in the credit quality of their loan portfolios.  These factors have resulted in record levels of non-performing assets, charge-offs and foreclosures.  The State of Georgia and the Atlanta metropolitan area in particular have gained the unfortunate distinction of experiencing among the highest incidences of bank closures nationwide since the onset of the 2007 financial crisis.

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

Difficult economic conditions are expected to prevail through the remainder of 2010 and into 2011. Reduced levels of commercial activity will continue to challenge prospects for stable balance sheet growth and earning asset yields at a time when the market for profitable commercial banking relationships is intensely competitive. As a result, financial institutions in general will continue to experience pressure on earning asset yields, funding costs, operating expenses, liquidity and capital.

Results of Operations for the Three Months Ended September 30, 2010 and 2009

We incurred a net  loss of $2,332,599 and $1,065,836 for the three months ended September 30, 2010 and 2009, respectively. For the three months ended September 30, 2010, we realized $1,759,990 in interest income, consisting primarily of $1,172,804 from loan revenue and $586,625 from investment revenue. For the three months ended September 30, 2009, we realized $1,121,313 in interest income, consisting primarily of $631,846 from loan activities and $489,013 from investment activities. The provision for loan loss was $2,133,614 for the quarter ended September 30, 2010, and $819,160 for the quarter ended September 30, 2009. We anticipate the growth in loans in future quarters will drive the growth in assets and the growth in interest income. The primary sources of funding for our loan portfolio are deposits and Federal Home Loan Bank advances. We incurred interest expense of $502,166 related to deposit accounts and $78,370 related to Federal Home Loan Bank advances during the three months ended September 30, 2010. For the three months ended September 30, 2009, we incurred interest expense of $358,763 related to deposit accounts and $70,014 of interest expense related to Federal Home Loan Bank advances.

We incurred noninterest expense of $1,710,365 and $1,221,358 during the three months ended September 30, 2010 and 2009, respectively. Included in noninterest expense for the three months ended September 30, 2010 is $955,038 in salaries and employee benefits, $223,577 of occupancy and equipment expenses, and $531,750 in other expense. The primary components in the other operating expense category for the three months ended September 30, 2010 were $178,518 in professional fees, $78,838 in data processing and IT related services, and $42,836 in loan collection expenses. The increase in noninterest expense is directly related to changes in executive management and the related compensation.

The noninterest expense incurred during the three months ended September 30, 2009 was $1,221,358. Included in non-interest expense was $677,698 in salaries and employee benefits, $170,275 of occupancy and equipment expenses, and $373,385 in other operating expenses.

The following tables calculate the net yield on earning assets as of September 30, 2010 and 2009. Net yield on earning assets, defined as net interest income annualized, divided by average interest earning assets, was at 3.35% for the three months ended September 30, 2010, an increase of 50 basis points from 2.85% at September 30, 2009.

For the three months ended September 30, 2010

(Dollars in thousands)

Description	Average Assets/Liabilities	Interest Income/Expense	Yield/Cost
Interest Earning Assets
Federal Funds Sold	$1,552	$1	0.25%
Securities	65,529	587	3.58%
Loans (1)	74,636	1,172	6.28%
Total	$141,717	1,760	4.97%

Interest Bearing Liabilities
Interest Bearing Demand Deposits	$42,334	179	1.69%
Time Deposits	68,694	323	1.88%
Other Borrowings	11,487	71	2.47%
Total	$122,515	573	1.87%
Net interest income		$1,187
Net yield on earning assets			3.35%

(1) Average nonaccrual loans of $6,415,427 were deducted from average loans

For the three months ended September 30, 2009

(Dollars in thousands)

Description	Average Assets/Liabilities	Interest Income/Expense	Yield/Cost
Interest Earning Assets
Federal Funds Sold	$1,057	$—	0.00%
Securities	39,309	472	4.80%
Loans	49,088	632	5.15%
Other	7,225	17	0.94%
Total	$96,679	1,121	4.64%
Interest Bearing Liabilities
Interest Bearing Demand Deposits	$26,744	166	2.19%
Time Deposits	28,273	193	2.73%
Other Borrowings	14,669	72	1.96%
Total	$69,686	431	2.47%
Net interest income		$690
Net yield on earning assets			2.85%

Results of Operations for the Nine Months Ended September 30, 2010 and 2009

We incurred a net loss of $2,524,465 and $2,366,896 for the nine months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010, we realized $5,206,763 in interest income, consisting primarily of $3,437,481 from loan revenue and $1,767,916 from investment revenue. Additionally, during the nine months ended September 30, 2010, $543,236 of non-interest income was recognized from the gain on sale of investment securities, $444,155 was recognized from the sale of loans held for sale, and $352,159 was recognized from the gain on sale of SBA loans. For the nine months ended September 30, 2009, we realized $3,098,367 in interest income consisting primarily of $1,755,787 from loan revenue and $1,341,103 from investment revenue. Over time, we anticipate that loan revenue will comprise an increasing share of total revenue. Since we commenced business in January 2008, the agency and investment grade debt markets have provided opportunities for superior risk-adjusted returns. As such, we have invested in these markets along with our primary mission of investing in commercial-grade loans. Our ability to develop an income stream and recognize securities gains in recent periods has served to offset overhead costs associated with being a de novo financial institution, while we build our balance sheet to a level of profitability.

We anticipate the growth in loans in future quarters will drive the growth in assets and the growth in interest income. Our provision for loan loss amounted to $2,871,624 for the nine months ended September 30, 2010, and $1,522,610 for the nine months ended September 30, 2009. The Company increased its allowance levels during the third quarter in conjunction with certain classified loans identified in the portfolio and the volume of net charge-offs. The allowance for loan losses is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. Year to date, the Company recognized approximately $2,031,000 in net charge-offs.

The primary sources of funding for our loan portfolio are deposits and Federal Home Loan Bank advances. We incurred interest expense of $1,445,050 related to deposit accounts and $220,546 related to Federal Home Loan Bank advances and other borrowings during the nine months ended September 30, 2010. For the nine months ended September 30, 2009, we incurred interest expense of $973,475 related to deposit accounts, and $212,874 of interest expense related to Federal Home Loan Bank advances and other borrowings.

We incurred noninterest expense of $4,400,173 and $3,513,571 during the nine months ended September 30, 2010 and 2009, respectively. Included in noninterest expense for the nine months ended September 30, 2010 is $2,358,444 in salaries and employee benefits, $589,820 of occupancy and equipment expenses, and $1,451,909 in other operating expense. The primary components in the other operating expense category for the nine months ended September 30,

2010 were $376,892 in professional fees, $233,932 in data processing and IT related services, and $143,205 in loan collection expenses. The increase in noninterest expense is due to changes in executive management combined with an increase in loan collection expenses and professional fees.

The noninterest expense incurred in the nine months ended September 30, 2009 was $3,513,571. Included in non-interest expense was $2,044,280 in salaries and employee benefits, $478,081 of occupancy and equipment expenses, and $991,210 in other operating expenses. The primary components of other operating expenses included $106,243 in legal fees, $177,857 in data processing and IT related services, and $130,579 in advertising and marketing expense.

The following tables calculate the net yield on earning assets for the nine months ended September 30, 2010 and 2009, respectively. Net yield on earning assets amounted to 3.52% for the nine months ended September 30, 2010, which represents an increase of 54 basis points from the first nine months 2009. The increase is due primarily to the Bank’s ability to grow the balance sheet while driving down its cost of funds.

For the nine months ended September 30, 2010

(Dollars in thousands)

	Average	Interest
Description	Assets/Liabilities	Income/Expense	Yield/Cost
Interest Earning Assets
Federal Funds Sold	$1,168	$1	0.17%
Securities	61,904	1,768	3.81%
Loans (1)	71,076	3,438	6.45%
Total	$134,148	5,207	5.17%
Interest Bearing Liabilities
Interest Bearing Demand Deposits	$38,243	524	1.83%
Time Deposits	61,187	921	2.01%
Other Borrowings	15,203	221	1.94%
Total	$114,633	1,666	1.94%
Net interest income		$3,541
Net yield on earning assets			3.52%

(1) Average nonaccrual loans of $6,607,815 were deducted from average loans.

For the nine months ended September 30, 2009

(Dollars in thousands)

Description	Average Assets/Liabilities	Interest Income/Expense	Yield/Cost
Interest Earning Assets
Federal Funds Sold	$858	$1	0.16%
Securities	33,494	1,264	5.03%
Loans	43,376	1,756	5.40%
Other	7,918	77	1.30%
Total	$85,646	3,098	4.82%
Interest Bearing Liabilities
Interest Bearing Demand Deposits	$23,436	472	2.69%
Time Deposits	22,609	501	2.95%
Other Borrowings	12,577	213	2.26%
Total	$58,622	1,186	2.70%
Net interest income		$1,912
Net yield on earning assets			2.98%

Assets and Liabilities

General

At September 30, 2010, we had total assets of $158,117,026, consisting principally of $84,113,434 in net loans, $58,880,959 in securities available for sale, $1,791,487 in interest-bearing accounts with other banks, and $2,833,064 in premises and equipment. Total assets have increased $28,854,551 since December 31, 2009, when we had total assets of $129,262,475. These assets consisted of cash and deposits due from banks of $1,695,884, interest-bearing accounts with other banks of $3,073,627, securities available for sale of $43,230,785, securities held to maturity of $4,619,299, premises and equipment of $3,043,646, net loans of $66,609,313 and accrued interest receivable of $543,334, restricted stock of $1,365,750 and other assets of $839,402. Liabilities at September 30, 2010 totaled $131,357,545, consisting principally of $115,452,044 in deposits, $11,400,000 in Federal Home Loan Bank advances, and $3,785,175 in secured borrowings. Liabilities increased $30,728,312 from December 31, 2009. Our liabilities at December 31, 2009 were $100,629,233 and consisted of deposits of $76,043,674, FHLB advances of $11,400,000 and other borrowings of $12,525,000. At September 30, 2010, shareholders’ equity was $26,759,481.  Shareholders’ equity at December 31, 2009 was $28,633,242.

Investments

At September 30, 2010, the carrying value of our securities and restricted stock amounted to $60,376,509. This included $20,618,109 in mortgage-backed securities, $9,973,435 in corporate bonds, $13,628,831 in government agencies, $14,660,584 in municipals and $1,495,550 in restricted equity securities. The restricted equity securities are comprised of stock in the Federal Reserve Bank of Atlanta, the Federal Home Loan Bank of Atlanta, and the Independent Bankers Bank of Florida. The carrying value of securities and restricted stock increased by $11,160,675 from December 31, 2009 to September 30, 2010. As of December 31, 2009, the carrying value of our securities and restricted stock amounted to $49,215,834.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, we intend to invest a substantial percentage of our earning assets in our loan portfolio. At September 30, 2010, our loan portfolio consisted of $17,772,000 in construction and land development loans, $58,973,000 in other real estate loans, $397,000 in consumer loans, $5,826,000 in commercial and industrial loans, and $167,000 in other loans. The Bank had

$5,958,608 in nonaccrual loans at September 30, 2010. Additionally, the Bank has had net charge-offs of $2,030,804 during the nine months ended September 30, 2010.

Total loans less allowance for loan losses increased during the nine months ended September 30, 2010 by $17,504,121 or 26.3%, to $84,113,434 from $66,609,313 at December 31, 2009.  We had no loans more than 90 days past due that were still accruing interest and we had no troubled debt restructurings at September 30, 2010. Total non-performing loans at September 30, 2010 amounted to $6,639,045, of which $680,437 are loans purchased with intent to sell and are characterized as loans held for sale on our balance sheet.  Included in non-performing loans at September 30, 2010 are $5,958,608 of impaired loans, which are comprised of six loans.  Total non-performing loans at December 31, 2009 amounted to $6,981,410, of which $1,084,175 were loans purchased with intent to sell.

The following table summarizes average loan balances for the nine months ended September 30, 2010 and 2009 determined using the daily average balance, changes in the allowance for loan losses and the ratio of net charge-offs to period average loans.

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

Average amount of loans outstanding	$80,261,728	$49,088,344	$76,891,467	$43,375,287
Balance of allowance for loan losses at beginning of period	2,083,603	1,105,340	1,445,522	401,890
Loans recovered	—	—	—	—
Consumer Loan charged-off			(99,929)
Commercial Loan charged-off		(448,141)		(448,141)
Real Estate Loans charged-off	(1,930,875)		(1,930,875)
Additions to the allowance during the period	2,133,614	819,160	2,871,624	1,522,610
Balance of allowance for loan losses at the end of the period	2,286,342	1,476,359	2,286,342	$1,476,359

Ratio of net loans charged off during the period to average loans outstanding	2.41%	0.91%	2.64%	1.03%

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense in our consolidated statement of operations. The allowance for loan losses was $2,286,342 as of September 30, 2010, an increase of $840,820 from December 31, 2009 when the allowance for loan losses was $1,445,522.  Our allowance for loan loss amounted to 2.65% of our loan portfolio at September 30, 2010 and 2.08% of the loan portfolio at December 31, 2009.  Our allowance for loan loss as a percentage of the total portfolio has risen due to increased reserve levels across various loan types in our portfolio.  As a result of our analysis of credit and lending conditions during the first nine months of 2010, we increased reserve levels across several categories of our loan portfolio, due to further deterioration in existing problem loans related to declining appraised values coupled with the identification of additional problem credits .  The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that management has identified and may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions regarding current portfolio and economic conditions, which we believe to be reasonable, but which may or may not prove to be accurate. We periodically determine the amount of the allowance based on our consideration of several factors, including an ongoing review of the quality, mix and size of our overall loan portfolio, our historical loan loss experience, evaluation of economic conditions and other qualitative factors, specific problem loans and commitments that may affect the borrower’s ability to pay.

Interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Loans are returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within a reasonable time frame.

Following is a category detail of our allowance percentage and reserve balance by loan type at September 30, 2010 and December 31, 2009.

	September 30, 2010	September 30, 2010	December 31, 2009	December 31, 2009
	Calculated	Reserve	Calculated	Reserve
Loan Group Description	Reserves	%	Reserves	%
1-4 Family Construction	25,369	3.67%	4,815	1.45%
Other Const., Land & Development	653,670	4.53%	188,424	1.80%
HELOCs	19,227	0.83%	16,499	1.00%
1-4 Fam Non-rev.+Multi-Fam Res.	42,527	0.91%	55,376	1.00%
Owner Occupied Non Family Non Residential	93,023	1.05%	87,342	1.20%
Other Non Family/Non Residential	376,062	1.37%	305,856	1.30%
Commercial and Industrial	74,707	1.28%	61,947	1.25%
Consumer	4,728	1.19%	21,556	1.20%
Other	1,237	0.74%	1,769	1.25%
Convenience Store Loans	535,378	9.75%	465,979	8.40%
SBA Loans	113,141	5.00%	—	—
Classified Credits	347,273	3.75%	235,959	9.76%
Total Allowance for Loan Loss	$2,286,342	2.65%	1,445,522	2.08%

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

Deposits

Our primary source of funds for loans and securities is deposits and Federal Home Loan Bank advances. At September 30, 2010, we had $115,452,044 in deposits, which consisted primarily of $4,604,914 in non-interest bearing demand deposit accounts, $67,462,419 in time deposits, and $43,384,711 of other interest bearing accounts. Deposits increased $39,408,370 from December 31, 2009 when deposits were $76,043,674, consisting primarily of $3,489,983 in non-interest bearing demand deposit accounts, $45,134,483 in time deposits, and $27,419,208 of other interest bearing accounts.

Secured Borrowings

Secured borrowings are derived from the transfer of financial assets, specifically loans participated with other financial institutions.  These liabilities present credit risk as they are related to corresponding loans receivable.  At September 30, 2010, the total outstanding balance of loans related to these secured borrowings were $3,785,175.

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

Our primary sources of liquidity are deposits, borrowings, scheduled repayments on our loans, and interest on and maturities of our securities. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. Occasionally, we might sell securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. As of September 30, 2010, our primary source of liquidity included our securities portfolio, lines of credit available with correspondent banks totaling $20,600,000, and a line of credit with the Federal Home Loan Bank of Atlanta. We believe our liquidity levels are adequate to meet our operating needs. Subsequently, after September 30, 2010, our lines of credit available with correspondent banks has reduced in total to $19,600,000.

Off-Balance Sheet Risk

Through the operations of the Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2010, we had issued commitments to extend credit of approximately $12,335,000 through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources

Total shareholders’ equity decreased from $28.6 million at December 31, 2009 to $26.8 million at September 30, 2010, primarily as a result of net losses.

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

At the bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies. To be considered “adequately capitalized” under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%. To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. For the first years of operation, during the Bank’s “de novo” period, the Bank will be required to maintain a leverage ratio of at least 8%. The Bank exceeded its minimum regulatory capital ratios as of September 30, 2010, as well as the ratios to be considered “well capitalized.”

The following table sets forth the Bank’s various capital ratios at September 30, 2010.

Bank
Total risk-based capital	19.49%

Tier 1 risk-based capital	18.23%

Leverage capital	13.67%

We believe that our capital is sufficient to fund the activities of the Bank in its early years of operation and that the rate of asset growth will not negatively impact the capital base. As of September 30, 2010, there were no significant firm commitments outstanding for capital expenditures.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of September 30, 2010 from that presented under the heading “Liquidity and Interest Rate Sensitivity” and the Market Risk in Item 7 of the Company’s Annual Report on form 10-K for the year ended December 31, 2009.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2010.  There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Part II — Other Information

Item 6.  Exhibits

Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation (incorporated by reference to the Registration Statement on Form SB-2, filed with the SEC on June 18, 2007).

3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to the Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2, filed with the SEC on February 1, 2008).

3.3	Bylaws (incorporated by reference to the Registration Statement on Form SB-2, filed with the SEC on June 18, 2007).

10.1	Employment Agreement by and between the Company, the Bank and Pin Pin Chau dated July 2, 2010 (incorporated by reference to Form 8-K, filed with the SEC on July 9, 2010).

10.2	Employment Agreement by and between the Company, the Bank and Jorge L. Forment dated July 8, 2010 (incorporated by reference to Form 8-K, filed with the SEC on July 9, 2010).

31.1	Rule 13a-14(a)/15d — 14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d — 14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Touchmark Bancshares, Inc.

Date: November 15, 2010	By:	/s/ Pin Pin Chau
Pin Pin Chau
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2010	By:	/s/ Jorge L. Forment
Jorge L. Forment
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)