Form 10-K
period 2010-12-31
Touchmark Bancshares, Inc.
filed 2011-03-31
CIK 1403008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The estimated aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on June 30, 2010 was $14,496,098. Because there is not an active trading market for the Common Stock, we have used recent market trades at $7.50 as an estimate of the market value of a share of our Common Stock for purposes of calculating public float at June 30, 2010.

The number of shares outstanding of the registrant’s common stock was 3,465,391 at March 20, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement related to the Annual Meeting of Shareholders to be held on May 18, 2011 are incorporated by reference in response to Part III of this report.

PART I

Item 1.    Business

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in our forward-looking statements include, but are not limited to the following:

• reduced earnings due to higher credit losses generally, and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

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

The foregoing risks are exacerbated by the negative developments in national and international financial and credit markets over the past three years, and we are unable to predict what effect these uncertain market conditions will have on our Company. During 2010 and 2009, the capital and credit markets continued to experience unprecedented levels of extended volatility and disruption. There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

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

General

Touchmark Bancshares, Inc. (the “Company”) was incorporated in Georgia in April 2007 for the purposes of operating as a bank holding company and to own and control all of the capital stock of Touchmark National Bank (the “Bank”). Touchmark National Bank is a national banking association organized under the laws of the United States and provides banking services to small- to mid-sized commercial, professional and service companies and consumers, principally in Gwinnett, DeKalb, north Fulton and south Forsyth counties, Georgia. The Bank opened for business on January 28, 2008.

Marketing Focus

Our primary focus is to fulfill the banking and financial needs of small- to mid-size business owners in our target markets. We strive to provide our clients a superior experience by combining innovative products with industry leading client service. Additionally, we continue to take advantage of the diverse ethnic backgrounds and strong ethnic ties of our directors within the Asian business community to create business opportunities for the Bank.

Banking Services

The Bank is primarily engaged in the business of accepting demand and time deposits and providing commercial, consumer and real estate related loans to the general public. Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum amount, which is currently $250,000. The Bank is participating in the FDIC’s Temporary Liquidity Guarantee Program (discussed below in greater detail) which, in part, fully insures non-interest bearing transaction accounts. Other services which the Bank offers include online banking, merchant services, digital lockbox, remote deposit capture, safe deposit boxes, bank official checks, ACH and wire transfer capabilities.

Locations and Service Area

Our primary market area consists of Gwinnett, DeKalb, north Fulton and south Forsyth counties in the northern metropolitan area of Atlanta, Georgia. This market area is characterized by a diverse economy, a large business base, growing jobs and population. Major employers include Gwinnett County Public Schools, Gwinnett County Government, Gwinnett Health Care System, Wal-Mart, Publix, the U.S. Postal Service, and the State of Georgia. The amenities and opportunities that our market area offers are wide-ranging from housing, education, healthcare, shopping, recreation, and culture. We believe these factors make the quality of life in the area attractive. With the establishment of our main office location in Alpharetta, Georgia in September of 2009, we have expanded our presence in north Fulton and south Forsyth Counties.

We relocated our headquarters branch to 3651 Old Milton Parkway, Alpharetta, Georgia in September 2009. Prior to the move, we occupied temporary space in Norcross, Georgia. In addition to our Alpharetta location, we operate a full service branch in Duluth, at the intersection of Peachtree Industrial Boulevard and Abbotts Bridge Road, and a second full service branch in Doraville, in the Pavilion Shopping Center at the intersection of Peachtree Industrial Boulevard and Peachtree Road. These branch offices allow us to cover our desired market area and have increased our personal service delivery capabilities to all of our customers. We have and plan to continue to take advantage of existing contacts and relationships with individuals and companies in our market areas to more effectively market the services of the Bank.

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

Loan Distribution.    The percentage distribution of our loans as of December 31, 2010 was as follows:

Real Estate	80.3%
Commercial Loans	8.9%
Consumer Loans	0.7%
Residential Mortgage Loans (including HELOCs)	10.1%
Total	100.0%

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

Allowance for Loan Losses.    We maintain an allowance for loan losses, which we establish through a provision for loan losses charged against operations. We will charge loans against this allowance when we believe the collectability of principal is unlikely. The allowance is an estimate based on our loss history and that of our peers that we believe will be adequate to absorb losses inherent in the loan portfolio based on regular evaluations of its collectability. Our allowance to gross loans was 3.99% at December 31, 2010. We periodically adjust the amount of the allowance based on our consideration of factors including:

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

Credit Risk.    The principal credit risk associated with each category of loans is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the manufacturing, services, and retail market segments. General economic factors affecting a borrower’s ability to repay include interest rates, inflation, employment rates, and the strength of the local and national economies as well as other factors affecting a borrower’s customers, suppliers, and employees.

Real Estate Loans.    Loans secured by first or second mortgages on real estate comprise in excess of 80% of the Bank’s loan portfolio. These loans generally fall into one of two categories: commercial real estate loans and construction development loans.

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

Construction and development real estate loans were offered to builders, developers and consumers at adjustable and fixed rates; however, their volume has been significantly curtailed. With some exceptions, the term of construction and development loans generally is limited to 12 months, although payments may be structured on a longer amortization basis. Most loans will mature and require payment in full upon the sale of the property. We believe that construction and development loans generally carry a higher degree of risk than long term financing of existing properties. Repayment depends on the ultimate completion of the project and usually on the sale of the property. Specific risks include:

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

We focus our real estate-related activity in two areas:  (1) owner-occupied commercial real estate loans and (2) investor-owned commercial real estate loans. Interest rates for all real estate loans may be fixed or adjustable, and will more likely be fixed for shorter-term loans. We generally charge an origination fee for each loan. Other loan fees consist primarily of late charge fees. These loans are made consistent with the Bank’s appraisal policy and with the ratio of the loan principal to the value of collateral as established by independent appraisal generally not to exceed 85%.  Some loans may be sold in the secondary market in conjunction with performance management or portfolio management goals.

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

Commercial Loans/Small Business Lending.    Our commercial lending is focused on small- to medium-size businesses located in or serving the Bank’s primary service area. We consider “small businesses” to include commercial, professional and retail firms with annual sales of $50 million or less.

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

Equipment loans typically will be made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment. Longer terms may be available with an SBA guaranty. Working capital loans typically have terms not exceeding one year and usually are secured by accounts receivable, inventory, or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal will typically be repaid as the assets securing the loan are converted into cash, and in other cases principal will typically be due at maturity. Trade letters of credit, standby letters of credit, and foreign exchange will generally be handled by the Bank. Construction loans are also available for eligible borrowers. The construction lending will be short-term, generally with maturities of less than twelve months, and be set up on a draw basis.

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

Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because the value of the collateral may depreciate rapidly, they are often dependent on the borrower’s employment status as the sole source of repayment, and some of them are unsecured. To mitigate these risks, we analyze selective underwriting criteria for each prospective borrower, which may include the borrower’s employment history, income history, credit bureau reports, or debt to income ratios. If the consumer loan is secured by property, such as an automobile loan, we also attempt to offset the risk of rapid depreciation of the collateral with a shorter loan amortization period. Despite these efforts to mitigate our risks, consumer loans have a higher rate of default than real estate loans. For this reason, we also attempt to reduce our loss exposure to these types of loans by limiting their sizes relative to other types of loans. We have no plans to engage in any sub-prime or speculative lending, including plans to originate loans with high loan-to-value ratios.

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

Other Banking Services

We offer cashier’s checks, banking by mail, remote deposit, ACH origination, lock box services and United States Savings Bonds. We are associated with national ATM networks that can be used by the Bank’s customers throughout the country. We believe that by being associated with a shared network of ATMs, we are better able to serve our customers and will be able to attract customers who are accustomed to the convenience of using ATMs. We also offer debit card and credit card services through a correspondent bank as an agent for the Bank. We also offer other services including lines of credit, 24-hour telephone banking, on-line banking and electronic bill-pay. We do not have trust powers and do not expect to utilize trust powers during our initial years of operation.

Competition

The banking business is highly competitive. We compete as a financial intermediary with other commercial banks, savings banks, credit unions, finance companies and money market mutual funds in our primary service area. Many of these institutions have resources and lending limits that exceed our own, and many of our large competitors operate extensive branch networks and trust services that we do not offer. Our competitors include large national, super regional and regional banks like Wells Fargo (Wachovia Bank), SunTrust Bank, Regions Bank, as well as other community banks in our service area such as Metro City Bank, Keyworth Bank, and Piedmont Bank. Nevertheless, we believe that our management team, our focus on relationship banking and the economic and demographic dynamics of our service area will allow us to gain a meaningful share of the area’s deposits.

Employees

As of March 15, 2011, the Bank had 26 full-time employees.

Corporate Information

Our corporate headquarters are located at 3651 Old Milton Parkway, Alpharetta, Georgia, 30005, and our telephone number is (770) 407-6700. Our website is located at www.touchmarknb.com. The information on our website is not incorporated by reference into this report.

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any reports, statements or other information that we file at the SEC’s public reference facilities at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at (800) SEC-0330 for further information regarding the public reference facilities. The SEC maintains a website, http://www.sec.gov, which contains reports, proxy statements and information statements and other information regarding registrants that file electronically with the SEC, including us. Our SEC filings are also available to the public from commercial document retrieval services.

You may also request a copy of our filings at no cost by writing to us at Touchmark Bancshares, Inc., 3651 Old Milton Parkway, Alpharetta, Georgia, 30005, Attention: Mr. Jorge Forment, Chief Financial Officer, or telephoning us at: (770) 407-6700.

SUPERVISION AND REGULATION

Both the Company and the Bank are subject to extensive state and federal banking laws and regulations that impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of our operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed therein. Changes in applicable laws or regulations may have a material effect on our business and prospects. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations. It is intended only to briefly summarize some material provisions.

Recent Regulatory Developments

The following is a summary of recently enacted laws and regulations that could materially impact our business, financial condition or results of operations. This discussion should be read in conjunction with the remainder of the “Supervision and Regulation” section of this Form 10-K.

Since the second half of 2008, markets in the United States and elsewhere have experienced extreme volatility and disruption for more than 12 months.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers became and are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.  In response to the challenges facing the financial services sector, several regulatory and governmental actions were taken, including:

•                  The Emergency Economic Stabilization Act of 2008 (the “EESA”), approved by Congress and signed into law by President George W. Bush on October 3, 2008, which, among other provisions, allowed the U.S. Treasury to purchase troubled assets from banks, authorized the Securities and Exchange Commission to suspend the application of marked-to-market accounting, and raised the basic limit of FDIC deposit insurance from $100,000 to $250,000 through December 31, 2013;

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

•                  On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (“TLGP”), which sought to strengthen confidence and encourage liquidity in the banking system.  The TLGP had two primary components that were available on a voluntary basis to financial institutions:

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

•                  A new public-private investment fund that will leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy “toxic assets” from financial institutions; and

•                  Assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.

•                  On February 17, 2009, the American Recovery and Reinvestment Act (the “Recovery Act”) was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy.  The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs.  The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws.  The Recovery Act also imposes certain limitations on compensation paid by participants in the U.S. Treasury’s Troubled Asset Relief Program (“TARP”).

•                  On March 23, 2009, the U.S. Treasury, in conjunction with the FDIC and the Federal Reserve, announced the Public-Private Partnership Investment Program for Legacy Assets which consists of two separate plans, addressing two distinct asset groups:

•                  The Legacy Loan Program, which the primary purpose will be to facilitate the sale of troubled mortgage loans by eligible institutions, which include FDIC-insured federal or state banks and savings associations. Eligible assets may not be strictly limited to loans; however, what constitutes an eligible asset will be determined by participating Banks, their primary regulators, the FDIC and the U.S. Treasury. Additionally, the Loan Program’s requirements and structure will be subject to notice and comment rulemaking, which may take some time to complete.

•                  The Securities Program, which will be administered by the U.S. Treasury, involves the creation of public-private investment funds to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, “Legacy Securities”). Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements.

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

As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC’s deposit insurance fund, our deposit insurance costs increased significantly in 2009.  We have elected not to participate in the TARP Capital Purchase Program, but will consider participating in similar programs, if any, announced in the future.  Regardless of our lack of participation, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

The Dodd-Frank Act.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) will result in sweeping changes in the regulation of financial institutions.  Many provisions of the Dodd-Frank Act apply to, and are more likely to affect, larger financial institutions.  However, the Dodd-Frank Act contains numerous other provisions that will affect community banks.

Certain of these provisions may have the consequence of increasing expenses and decreasing revenues of all community banking organizations.  Further, the environment in which community banking organizations will operate in the future, including legislative and regulatory changes affecting, among other things, their capital, liquidity, and supervision, may have long-term effects on the business model and profitability of community banking organizations, which effects cannot, now, be predicted.  The specific impact of the Dodd-Frank Act on the current and future financial performance of the Bank, will, in large part, depend on the terms of the required regulations and policies to be developed and implemented by the appropriate regulatory agencies, pursuant to the Dodd-Frank Act.

The Dodd-Frank Act affects a number of statutory changes that are, together with the regulations to be promulgated thereunder, likely to affect community banks.  Certain of these changes are discussed below, as follows:

•                  Assessment Base for Deposit Insurance.  The Dodd-Frank Act changes the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminates the ceiling on the size of the Deposit Insurance Fund (the “DIF”), and increases the floor applicable to the size of the DIF, which may require an increase in the level of assessments for institutions such as the Bank.

•                  Deposit Insurance Limits.  The Dodd-Frank Act makes permanent the $250,000 limit on federal deposit insurance.  Further, the Dodd-Frank Act provides unlimited federal deposit insurance, until December 31, 2012, for noninterest-bearing transaction accounts at all insured depository institutions.  Noninterest-bearing transaction accounts, as defined in the Dodd-Frank Act, include only traditional, noninterest-bearing demand deposit (or checking) accounts that allow for an unlimited number of transfers and withdrawals at any time, whether held by a business, individual, or other type of depositor.

•                  Interest on Demand Deposits.  The Dodd-Frank Act repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.  This will increase community banks’ cost of funds as they may need to pay interest on demand deposits of business entities to retain such customers.

•                  Consumer Financial Protection Bureau.  The Dodd-Frank Act centralizes responsibility for consumer financial protection by creating a new agency responsible for implementing, examining, and enforcing compliance with federal consumer financial laws.  The new Consumer Financial Protection Bureau (the “CFPB”) will be created under the Federal Reserve and will have rule-making, enforcement and investigative authority over consumer financial protection statutes.  Many new consumer protection regulations are expected to be promulgated over the next few years.  Many of those regulations will increase compliance costs for depository institutions or limit the fees they can charge.  Community banks may find it more difficult than larger institutions to absorb the increased compliance costs and reduction in income.  The new CFPB is specifically authorized to take action and promulgate rules to prohibit unfair, deceptive or abusive acts or practices in connection with any transaction with a consumer for a consumer financial product.  Unfair and deceptive acts are already prohibited by the Federal Trade Commission Act and many state laws.  However, the Dodd-Frank Act provides minimal guidance as to what activities will be considered “abusive.”  This will likely be an area of significant consumer litigation in the future.  State attorneys general are specifically granted the authority to enforce the regulations promulgated by the CFPB against national banks, which will likely result in increased enforcement of the new consumer regulations.

•                  Holding Company Capital Requirements.  The Dodd-Frank Act applies the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, which, among other things, will preclude holding companies from including in Tier 1 Capital trust preferred securities or cumulative preferred stock, if any, issued on or after May 19, 2010.

•                  Source of Financial Strength.  The Dodd-Frank Act codifies the existing policy of the Federal Reserve, whereunder a bank holding company serves as the “source of financial strength” for its subsidiary banks. This provision of the Dodd-Frank Act becomes effective on July 21, 2011, and clarifies ambiguities that might exist with respect to the requirements of a “policy,” as compared to the requirements of a “statute.” Presumably, the regulations promulgated under the statutory requirements will further clarify these source-of-financial-strength requirements for bank holding companies, together with the enforcement powers of the Federal Reserve relating thereto.

•                  Loss of Federal Preemption.  The Dodd-Frank Act restricts the preemption of state law by federal law and disallows subsidiaries and affiliates of national banks from availing themselves of such preemption.

•                  Interstate Branching.  The Dodd-Frank Act, subject to a state’s restrictions on intra-state branching, now permits interstate branching. Therefore a bank may enter a new state by acquiring a branch of an existing institution or by establishing a new branch office. As a result, there will be no need for the entering bank to acquire or merge with an existing institution in the target state.  This ability to establish a de novo branch across state lines will have the effect of increasing competition within a community bank’s existing markets and will create a downward pressure on the franchise value for existing community banks

•                  Requirement for Mortgage Loans.  The Dodd-Frank Act creates additional requirements for residential mortgage loans made by community banks and other mortgage lenders, including restrictions on prepayment penalties and yield-spread premiums, requirements for verification of a borrower’s ability to repay the mortgage loan, and other requirements and restrictions. The likely result of these provisions of the Dodd-Frank Act will be an increase in the compliance and management costs of community banks associated with the origination of residential mortgage loans.

•                  Interchange Fees.  The Dodd-Frank Act amends the Electronic Funds Transfer Act to, among other things, give the Federal Reserve, on and after July 21, 2010, the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. Although community banks will be exempt from a cap on interchange fees, the cap on the fees of large banks, will create market forces that force all fees downward.  Therefore, community banks should expect lower interchange revenues in the future.

Touchmark Bancshares, Inc.

We own 100% of the outstanding capital stock of the Bank, and therefore we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956 (the “Bank Holding Company Act”). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve (the “Federal Reserve”) under the Bank Holding Company Act and the regulations promulgated thereunder. Moreover, as a bank holding company of a bank located in Georgia, we also are subject to regulation by the Georgia Department of Banking and Finance.

Investments, Control, and Activities.    With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

• acquiring substantially all of the assets of any bank;

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

As a bank holding company we also can elect to be treated as a “financial holding company,” which would allow us to engage in a broader array of activities. In summary, a financial holding company can engage in activities that are financial in nature or incidental or complimentary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities. We have not sought financial holding company status, but may elect such status in the future as our business matures. If we were to elect financial holding company status, each insured depository institution we control would have to be well capitalized, well managed, and have at least a satisfactory rating under the Community Reinvestment Act (discussed below).

The Federal Reserve has the authority to order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.

Change in Control.    In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated thereunder, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and certain other conditions are present.

Source of Strength.    In accordance with Federal Reserve Board policy, and the Frank-Dodd Act, we are expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which we might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary, other than a non-bank subsidiary of a bank, upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of a bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition. Further, any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank at a certain level would be assumed by the bankruptcy trustee and entitled to priority payment.

Capital Requirements.    The Federal Reserve Board imposes certain capital requirements on bank holding companies under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are essentially the same as those that apply to the Bank and are described below under “Touchmark National Bank.”

Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company. Our ability to pay dividends depends on the Bank’s ability to pay dividends to us, which is subject to regulatory restrictions as described below in “Touchmark National Bank—Dividends.” We are also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

Subsidiary Dividends.  The Company is a legal entity separate and distinct from the Bank. The Company’s principal source of cash flow, including cash flow to pay dividends to its shareholders, is dividends it receives from the Bank. The Company and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. As a general rule, the amount of a dividend may no exceed, without prior regulatory approval, the sum of net income in the calendar year to date and the retained net earnings of the immediately preceding two calendar years. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice and that banking organizations should generally pay dividends only out of current operating earnings.

Incentive Compensation.   On June 21, 2010, the Federal Reserve, along with the OCC, OTS, and FDIC issued final guidance on incentive compensation policies. The guidance is intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking.

The agencies are working to incorporate oversight of incentive compensation policies as part of the regular, risk-focused examination process, of financial institutions that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the financial institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the institution is not taking prompt and effective measures to correct the deficiencies.

The guidance is designed to ensure that incentive compensation arrangements at banking organizations appropriately tie rewards to longer-term performance and do not undermine the safety and soundness of the firm or create undue risks to the financial system. Because improperly structured compensation arrangements for both executive  and non-executive employees may pose safety and soundness risks, the guidance applies not only to top-level managers, but also to other employees who have the ability to materially affect the risk profile of an organization, either individually or as part of a group.

The guidance is based upon the key principles that a financial institution’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the institution’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the institution’s board of directors.

The scope and content of banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the Company’s ability to hire, retain and motivate its key employees.

The Federal Reserve Board and the Dodd-Frank Act addressed loan officer origination compensation practices with new rules in 2010. See the discussion under “Other Regulations.”

State Law Restrictions.    As a Georgia business corporation, we are subject to certain limitations and restrictions under applicable Georgia corporate law.

Touchmark National Bank

The Bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the OCC. Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 for substantially all depository accounts. The OCC and the FDIC regulate or monitor virtually all areas of the Bank’s operations, including:

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

The OCC requires that the Bank maintain specified ratios of capital to assets and imposes limitations on the Bank’s aggregate investment in real estate, bank premises, and furniture and fixtures. Two categories of regulatory capital are used in calculating these ratios—Tier 1 capital and total capital. Tier 1 capital generally includes common equity, retained earnings, a limited amount of qualifying preferred stock, and qualifying minority interests in consolidated subsidiaries, reduced by goodwill and certain other intangible assets, such as core deposit intangibles, and certain other assets. Total capital generally consists of Tier 1 capital plus Tier 2 capital, which includes the allowance for loan losses, preferred stock that did not qualify as Tier 1 capital, certain types of subordinated debt and a limited amount of other items.

The Bank is required to calculate three ratios: the ratio of Tier 1 capital to risk-weighted assets, the ratio of total capital to risk-weighted assets, and the “leverage ratio,” which is the ratio of Tier 1 capital to average assets on a non-risk-adjusted basis. For the two ratios of capital to risk-weighted assets, certain assets, such as cash and U.S. Treasury securities, have a zero risk weighting. Others, such as commercial and consumer loans, have a 100% risk weighting. Some assets, notably purchase-money loans secured by first-liens on residential real property, are risk-weighted at 50%. Assets also include amounts that represent the potential funding of off-balance sheet obligations such as loan commitments and letters of credit. These potential assets are assigned to risk categories in the same manner as funded assets. The total assets in each category are multiplied by the appropriate risk weighting to determine risk-adjusted assets for the capital calculations.

The minimum capital ratios for both the Company and the Bank are generally 8% for total capital, 4% for Tier 1 capital and 4% for leverage. To be eligible to be classified as “well-capitalized,” the Bank must generally maintain a total capital ratio of 10% or more, a Tier 1 capital ratio of 6% or more, and a leverage ratio of 5% or more. In addition, as a de novo bank, the Bank must maintain a Tier 1 capital ratio of at least 8%.

Prompt Corrective Action.    The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established a “prompt corrective action” program in which every bank is placed in one of five regulatory categories, depending primarily on its regulatory capital levels. The OCC and the other federal banking regulators are permitted to take increasingly severe action as a bank’s capital position or financial condition declines below the “Adequately Capitalized” level described below. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank’s leverage ratio reaches two percent. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital. The OCC’s regulations set forth five capital categories, each with specific regulatory consequences. The categories are:

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

If the OCC determines, after notice and an opportunity for a hearing, that the Bank is in an unsafe or unsound condition, the regulator is authorized to reclassify the Bank to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.

If the Bank is not well capitalized, it cannot accept brokered time deposits without prior FDIC approval and, if approval is granted, cannot offer an effective yield in excess of 75 basis points on interest paid on deposits of comparable size and maturity in such institution’s normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside the Bank’s normal market area. Moreover, if the Bank becomes less than adequately capitalized, it must adopt a capital restoration plan acceptable to the OCC that is subject to a limited performance guarantee by the corporation. The Bank would also become subject to increased regulatory oversight, and is increasingly restricted in the scope of its permissible activities. Each company having control over an undercapitalized institution also must provide a limited guarantee that the institution will comply with its capital restoration plan. Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow. An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate Federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action. The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency. A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

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

As of December 31, 2010, the Bank was deemed to be “well capitalized.”

Standards for Safety and Soundness.    The Federal Deposit Insurance Act (“FDIA”) also requires the federal banking regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset growth. The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits. The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement these required standards. These guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if the OCC determines that the Bank fails to meet any standards prescribed by the guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the OCC. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

De Novo Status.    As a de novo bank, the Bank is required to obtain from the OCC a written determination of no objection before the Bank engages in any significant deviation or change from its business plan or operations. In addition, during the first three years of the Bank’s operations, the Bank is required to provide the FDIC with a copy of any such notice made to the OCC.

Regulatory Examination.    The OCC requires the Bank to prepare annual reports on the Bank’s financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

All insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate federal banking agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and state supervisor when applicable. The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The federal banking regulatory agencies prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

• internal controls;

• information systems and audit systems;

• loan documentation;

• credit underwriting;

• interest rate risk exposure; and

• asset quality.

Insurance of Accounts and Regulation by the FDIC.    The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions. It may also prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OCC an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

On October 3, 2008, President George W. Bush signed into law the EESA, which temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The temporary increase in deposit insurance coverage became effective immediately upon the President’s signature. The subsequent passage of the Frank-Dodd Act made this action permanent.

In February 2009, the FDIC adopted a long-term DIF restoration plan, as well as an additional emergency assessment for 2009.  The restoration plan increases base assessment rates for banks in all risk categories with the goal of raising the DIF reserve ratio from 0.40% to 1.15% within seven years.  Banks in the best risk category, paid initial base rates ranging from 12 to 16 basis points of assessable deposits beginning April 1, 2009, partially up from the initial base rate range of 12 to 14 basis points.  Additionally, the FDIC adopted a final rule imposing a special emergency assessment on all financial institutions of 5 basis points of insured deposits as of June 30, 2009.  The FDIC also adopted an interim rule that permits an emergency special assessment after June 30, 2009 of up to ten basis points.  Our special emergency assessment was collected on September 30, 2009.  Currently, initial base rate assessments for all FDIC-insured institutions range from 12 to 45 basis points, with assessment rates of 12 to 16 basis points for banks in the best risk category.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. In December 2009, we paid $399,481 in prepaid risk-based assessments, which included $23,970 related to the fourth quarter of 2009 that would have been otherwise payable in the first quarter of 2010. This amount is included in deposit insurance expense for 2009. The remaining $375,511 in prepaid deposit insurance is included in other assets in the accompanying balance sheet as of December 31, 2009. As a result, we incurred increased insurance costs during 2009 than in previous periods.

In February 2011, the FDIC board of directors approved a final plan to impose parity in the deposit-insurance system by basing the assessment base on average total consolidated assets minus average tangible equity instead of domestic deposits. The proposed new initial base rate schedule will be substantially lower than the current one. Institutions in Risk Category I, which includes more than 90 percent of community banks, will be paying 5-9 basis points instead of the current base rate schedule of 12-16 basis points. Institutions in Risk Categories II, III and IV will pay 14, 23 and 35 basis points, respectively, compared to the current rates of 22, 32 and 45 basis points, respectively. In addition, the secured liability adjustment would be eliminated under the proposal (although secured liabilities will likely be reflected in a bank’s new assessment base), and the unsecured debt adjustment and the broker deposit adjustment will also stay but with some modifications. The new rate schedule would go into effect during the second quarter of 2011. Under the final rule, institutions with less than $1 billion in assets can report average weekly balances of their consolidated total assets rather than reporting average daily balances. The final rule will also allow institutions with less than $1 billion in average consolidated total assets to report the end-of-quarter amount of Tier 1 capital as a proxy for average tangible equity.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OCC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management of the Bank is not aware of any practice, condition or violation that might lead to termination of the Bank’s deposit insurance.

Commercial Real Estate Lending.  Lending operations that involve concentration of commercial real estate loans are subject to enhanced scrutiny by federal banking regulators. The financial regulators have issued guidance with respect to the risks posed by commercial real estate lending concentrations.  Real estate loans generally include land development, construction loans, loans secured by multi-family property and nonfarm nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for examiners to help identify institutions that are potentially exposed to concentration risk and may warrant greater supervisory scrutiny:

•                  total reported loans for construction, land development and other land represent 100 percent or more of the institutions total capital, or

•                  total commercial real estate loans represent 300 percent or more of the institution’s total capital and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50 percent or more during the prior 36 months.

In October 2009, the federal banking agencies issued additional guidance on real estate lending that emphasizes these considerations.

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

Branching.    National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the OCC. In addition, with prior regulatory approval, the Bank is able to acquire existing banking operations in Georgia. The Frank-Dodd Act, subject to a state’s restrictions on intra-state branching, now permits inter-state branching. Therefore, a bank may enter a new state by acquiring a branch of an existing institution or by establishing a new branch office.

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

Finance Subsidiaries.    Under the Gramm-Leach-Bliley Act (the “GLBA”), subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the GLBA imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates.

Consumer Protection Regulations.    Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

• effective April 1, 2011, the Federal Reserve Board has implemented new rules regarding all persons who originate loans, including mortgage loan officers and brokers. The new rules include, among other things, prohibition of payments to loan originators based on the loan’s interest rate, prohibiting dual payment of a mortgage originator from both the consumer and the creditor, prohibiting a loan officer from steering a consumer to a lender with less favorable terms that increase the loan officer or broker’s compensation. The Dodd-Frank Act also addressed loan originator compensation in a similar manner but with additional provisions. The Bank’s Mortgage Division has addressed these new rules and is prepared for the April 1, 2011 implementation date.

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

• the Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies; and

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

Enforcement Powers.    The Bank and its “institution-affiliated parties,” including its management, employees, agents, independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

Anti-Money Laundering.    Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The Company and the Bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA Patriot Act, enacted in 2001 and renewed in 2006. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing “cease and desist” orders and money penalty sanctions against institutions found to be violating these obligations.

USA PATRIOT Act/Bank Secrecy Act.    The USA PATRIOT Act amended, in part, the Bank Secrecy Act and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (iv) filing suspicious activity reports if a bank believes a customer may be violating U.S. laws and regulations and requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

Under the USA PATRIOT Act, the Federal Bureau of Investigation (the “FBI”) can send to the banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. The Bank can be requested to search its records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI.

The Office of Foreign Assets Control (“OFAC”), which is a division of the U.S. Department of the Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

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

Like other lending institutions, the Bank utilizes credit bureau data in its underwriting activities. Use of such data is regulated under the federal Fair Credit Reporting Act on a uniform, nationwide basis, including credit reporting, prescreening, sharing of information between affiliates, and the use of credit data. The Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) permits states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of the FACT Act.

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

Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002 (the “SOX”) was enacted to address corporate and accounting fraud. It established a new accounting oversight board that enforces auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, it also; (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the “SEC”); (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by certain public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

The SOX requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings.  To deter wrongdoing, it: (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director from misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods;” (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

Effective September 21, 2010, the Securities and Exchange Commission (SEC) adopted amendments to its rules to conform to Section 404(c) of the SOX, as added by Section 989G of the Dodd-Frank Act. Section 404(c) provides that the SOX shall not apply to any audit report prepared by an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934.

With market value of its common equity less than $75 million, the Company does not qualify as an accelerated filer or large accelerated filer and therefore is not presently subject to SOC for the year ended December 31, 2010. Prior to the enactment of the Dodd-Frank Act, the Company, as a non-accelerated filer, would have been required to include an attestation report from its public accounting firm on internal control over financial reporting in this year’s annual report filed with the SEC.

The Company’s management continues to be responsible for establishing and maintaining adequate internal control over financial reporting as detailed in Item 9A.

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

Future Legislation.  Various other legislative and regulatory initiatives affecting the banking regulatory system are from time to time introduced in Congress and state legislatures, as well as regulatory agencies. Currently, the United States Congress is actively considering further significant changes to the manner of regulating financial institutions. The current legislation being considered and other future legislation regarding financial institutions may change banking statutes and the operating environment of the Company in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of the Company. The nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable at this time. The Company cannot determine the ultimate effect that such potential legislation, if enacted, would have upon its financial condition or operations.

Item 1A.  Risk Factors.

Not Applicable.

Item IB.  Unresolved Staff Comments.

Not Applicable.

Item 2.    Properties.

Our executive offices are located at 3651 Old Milton Parkway, Alpharetta, Georgia. Our building is roughly 8,600 square feet in size on approximately two acres of land located at the intersection of Old Milton Parkway and Brookside Parkway. Touchmark Bancshares, Inc. owns the building and property and leases the facility to Touchmark National Bank under terms of a 60 month lease with an option to renew. Fair market rent is $14,233.33 per month with an annual 2% escalator clause. Because this lease results in a payment from our bank to our holding company, there is no net effect; however the lease accomplishes a regular transfer of funds from Bank to the holding company. Our main office for regulatory purposes is our branch located at the intersection of Peachtree Industrial Boulevard and Abbotts Bridge Road in Duluth, Georgia. The address is 3170 Peachtree Industrial Boulevard, Suite 100, Duluth, Georgia 30097. This office is approximately 3,000 square feet and is leased for a period of five years with two five-year options to renew. Monthly rental payments began at $5,566 (including common area maintenance) and increase incrementally over the term of the lease. We also operate a branch office in Doraville, opened in the fourth quarter of 2008, located in the Peachtree Pavilion Shopping Center at the intersection of Peachtree Industrial Boulevard and Peachtree Road. This location is operated under a five-year lease with a five-year renewal option. Monthly lease payments are $11,373 (including common area maintenance) and increase 2% periodically during the lease term. The Doraville lease covers approximately 4,300 square feet of office space.

Our headquarters branch was established in Alpharetta during the third quarter of 2009, The Company terminated its lease agreements at 3740 Davinci Court in Norcross in the third and fourth quarters of 2010 and recognized lease termination fees of $50,000 and $29,400, respectively.

During 2007, we purchased 9.7 acres of land for approximately $2.3 million on Satellite Boulevard near I-85 in Duluth, Georgia, as a potential site for our future main office. Our original business plan called for the construction of a permanent headquarters office in Duluth, Georgia. While the land represented an attractive opportunity for us, the 2009 decision to acquire our Alpharetta facility changed our plans in this regard and alternative plans for this site are under consideration.  The Company continues to discuss development plans for this site.

Item 3.    Legal Proceedings.

In the ordinary course of operations, we may be a party to various legal proceedings from time to time. We do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations, or financial condition.

Item 4.    [Removed and Reserved.]

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We are currently quoted on the OTC Bulletin Board under the symbol “TMAK” and have a sponsoring broker-dealer to match buy and sell orders for our common stock. Although we are quoted on the OTC Bulletin Board, the trading market of our common stock on the OTC Bulletin Board is limited and lacks the depth, liquidity, and orderliness necessary to maintain a liquid market. The OTC Bulletin Board prices are quotations, which reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. There is currently no established public trading market in our common stock, and we are not aware of any trading or quotations of our common stock. Because there has not been an established market for our common stock, we may not be aware of all prices at which our common stock has been traded. Based on information available to us from a limited number of sellers and purchasers of common stock who have engaged in privately negotiated transactions of which we are aware, there were a limited number of stock trades in 2010 that took place at $4.10 per share. We have no current plans to seek listing on any stock exchange, and we do not expect to qualify for listing on NASDAQ or any other exchange for at least several years.

Holders of Common Stock

As of March 20, 2011, there were 3,465,391 shares of common stock outstanding held by approximately 550 shareholders of record. All of our outstanding common stock was issued in connection with our initial public offering, which was completed on March 31, 2008. The price per share in our initial public offering was $10.

Dividends

We have not declared or paid any cash dividends on our common stock since our inception. For the foreseeable future we do not intend to declare cash dividends. We intend to retain earnings to grow our business and strengthen our capital base. Our ability to pay dividends depends on the ability of our subsidiary, the Bank, to pay dividends to us. As a national bank, Touchmark National Bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts. In addition, the Bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the Bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years less any required transfers to surplus. The OCC also has the authority under federal law to enjoin a national bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

Equity Compensation Plan Information

The Company currently has one equity compensation plan—the Touchmark Bancshares, Inc. 2008 Stock Incentive Plan—which has not been approved by shareholders.  The following table provides information as of December 31, 2010 regarding the Company’s then existing compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans not approved by security holders:
Touchmark Bancshares, Inc. 2008 Stock Incentive Plan	90,744	$9.23	100,256
Total	90,744	$9.23	100,256

Touchmark Bancshares, Inc. 2008 Stock Incentive Plan

The Touchmark Bancshares, Inc. 2008 Stock Incentive Plan offers stock awards to key employees to encourage continued employment by facilitating their purchase of an equity interest in the Company. These awards are granted at the discretion of the board of directors at an exercise price determined by the board at the grant date. Options awarded under the Stock Plan have a term of ten years from the date of grant and vest ratably over three years, unless otherwise stated in the award agreement. A total of 191,000 shares have been reserved under the Touchmark Bancshares, Inc. 2008 Stock Incentive Plan.

Item 6.    Selected Financial Data.

Not applicable because the company is a smaller reporting company.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following discussion describes our results of operations for 2010 and 2009 and also analyzes our financial condition as of December 31, 2010 and 2009. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on the majority of which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance in 2010 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. The Bank holds a significant portfolio of investment securities, but we expect that the size of this portfolio will diminish over time as we build lending relationships. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included an “Interest Sensitivity Analysis Table” to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans and our deposits.

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

Allowance for Loan Losses.    We believe that the determination of the allowance for loan losses is the critical accounting policy that requires the most significant judgments and estimates used in the preparation of our financial statements. Refer to the section “Allowance for Loan Losses” for a more detailed description of the methodology related to the allowance for loan losses.

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

General

Touchmark Bancshares, Inc. is a bank holding company headquartered in Alpharetta, Georgia. Our national bank subsidiary, Touchmark National Bank, opened for business on January 28, 2008. The principal business activity of the Bank is to provide retail banking services in Gwinnett, DeKalb and north Fulton counties and surrounding market areas. The majority of our deposits are insured by the Federal Deposit Insurance Corporation.

We completed an initial public offering of our stock on March 31, 2008 in which we sold a total of 3,470,391 shares at $10 per share, with net proceeds totaling $34,191,543. We initially capitalized Bank with $26,000,000 of the proceeds from the stock offering and subsequently downstreamed an additional $1,000,000 of capital from the holding company to the Bank during 2009.

Results of Operations

General

Our net loss for the year ended December 31, 2010 amounted to $4,025,047, or a net loss of $1.16 per share, compared to a net loss of $2,920,003 for the year ended December 31, 2009, or $.84 per share. Included in the loss for the year ended December 31, 2010 is a non-cash expense of $5,110,717 related to the provision for loan losses. The allowance for loan loss reserve was $3,462,375 as of December 31, 2010, or 3.99% of gross loans.

Net Interest Income

Net interest income for the year ended December 31, 2010 amounted to $4,655,188, which represents an increase of $1,840,946 or 65.4% over net interest income of $2,814,242 for the year ended December 31, 2009. Total interest income for the year ended December 31, 2010 amounted to $6,823,177 and was offset by interest expense of $2,167,989. The components of interest income were from loans, including fees, of $4,639,050, investment income of $2,182,427, and federal funds sold of $1,700.

Net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. Net interest margin is calculated as net interest income divided by average earning assets. Our net interest spread and net interest margin for the year ended December 31, 2010 amounted to 3.18% and 3.45% respectively. Net interest spread increased 29.3% or 72 basis points compared to the year ended December 31, 2009 in which spread amounted to 2.46%.  Net interest margin increased 9.52% or 30 basis points compared to the year ended December 31, 2009 in which margin amounted to 3.15%.  The primary reason for this increase is the balance sheet growth and the continued deployment of capital.  The largest components of average earning assets during 2010 were loans at $73,123,223 and securities at $60,634,086.

Average Balances, Income and Expenses, and Rates.    The following tables set forth, for the fiscal years ended December 31, 2010 and 2009, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from the daily balances throughout the period indicated.

Year Ended December 31, 2010	Average Balance	Income/ Expense	Yield/ Rate
Earning assets:
Federal funds sold	$1,092,397	$1,700	0.16%
Investment securities	60,634,086	2,182,427	3.60
Loans(1)	73,123,223	4,639,050	6.34

Total earning-assets	134,849,706	6,823,177	5.06%
Nonearning assets	14,346,665

Total assets	$149,196,371

Interest-bearing liabilities:
NOW accounts	$39,273,665	$660,047	1.68%
Savings	79,033	690	0.87%
Time deposits	61,250,570	1,216,392	1.99

Total interest-bearing deposits	100,603,268	1,877,129	1.87%

Borrowings	14,421,999	290,860	2.02%

Total interest-bearing liabilities	115,025,267	2,167,989	1.88%

Noninterest bearing liabilities	5,930,882
Shareholders’ equity	28,240,222

Total liabilities and Shareholders’ equity	$149,196,371

Net interest spread			3.18%
Net interest income/ margin		$4,655,188	3.45%

(1)          Average nonaccrual loans of $6,472,647 were deducted from average loans.

Year Ended December 31, 2009	Average Balance	Income/ Expense	Yield/ Rate
Earning assets:
Federal funds sold	$899,564	$1,926	0.21%
Investment securities	43,692,181	1,844,648	4.22
Loans(1)	44,793,995	2,629,558	5.87

Total earning-assets	89,385,740	4,476,132	5.01%
Nonearning assets	10,422,250

Total assets	$99,807,990

Interest-bearing liabilities:
NOW accounts	$24,521,281	$618,183	2.52%
Savings	84,846	719	0.85%
Time deposits	26,871,815	754,957	2.81

Total interest-bearing deposits	51,477,942	1,373,859	2.67%

Borrowings	13,708,640	288,031	2.10%

Total interest-bearing liabilities	65,186,582	1,661,890	2.55%

Noninterest bearing liabilities	4,171,971
Shareholders’ equity	30,449,437

Total liabilities and Shareholders’ equity	$99,807,990

Net interest spread			2.46%
Net interest income/ margin		$2,814,242	3.15%

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

	2010 Compared to 2009
	Total Change	Change in Volume	Change in Rate
Interest-earning assets:
Federal funds sold	$—	$—	$—
Investment securities	338	638	(300)
Loans	2,009	1,783	226

Total interest income	2,347	2,421	(74)
Interest-bearing liabilities:
Interest-bearing deposits	503	1,026	(523)
Borrowings	3	14	(11)

Total interest expense	506	1,040	(534)
Net	$1,841	$1,381	$460

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

The following table sets forth our interest rate sensitivity at December 31, 2010.

(in thousands)	Within Three months	After three but within twelve months	After one but within five years	After Five years	Total
Interest-earning assets:
Federal funds sold	$—	$—	$—	—	$—
Interest-bearing accounts	2,560	—	—	—	2,560
Investment securities	1,035	2,950	24,951	20,199	49,135
Loan held for sale	519	—	—	—	519
Loans	50,397	3,529	27,802	5,015	86,743

Total earning assets	$54,511	$6,479	$52,753	$25,214	$138,957

Interest-bearing liabilities:
Money market and NOW	$39,632	$—	$—	—	$39,632
Regular savings	84	—	—	—	84
Time deposits	20,926	23,709	15,014	—	59,649
FHLB advances and other borrowings	—	3,900	2,000	5,500	11,400

Total interest-bearing Liabilities	$60,642	$27,609	$17,014	$5,500	$110,765

Period gap	$(6,131)	$(21,130)	$35,739	$19,714	$28,192
Cumulative gap	(6,131)	(27,261)	8,478	28,192	28,192
Ratio of cumulative gap total assets	89.89%	69.11%	108.05%	125.45%	125.45%

The above table reflects the balances of interest-earning assets and interest-bearing liabilities at the earlier of their re-pricing or maturity dates. Overnight federal funds are reflected at the earliest pricing interval due to the immediately available nature of the instruments. Debt securities are reflected at each instrument’s ultimate maturity date. Scheduled payment amounts of fixed rate amortizing loans are reflected at each scheduled payment date. Scheduled payment amounts of variable rate amortizing loans are reflected at each scheduled payment date until the loan may be re-priced contractually; the unamortized balance is reflected at that point. Interest-bearing liabilities with no contractual maturity, such as savings deposits and interest-bearing transaction accounts, are reflected in the earliest re-pricing period due to contractual arrangements which give us the opportunity to vary the rates paid on those deposits within a thirty-day or shorter period. Fixed rate time deposits, principally certificates of deposit, are reflected at their contractual maturity date. While gap is one measure of evaluating our exposure to the re-pricing of assets and liabilities, gap analysis has significant limitations. For example, prime-based floating rate loans with minimum interest rates or “floors” and subject to quarterly re-pricing based on the prime rate are categorized as assets re-pricing within three months. In reality, however, prime-based floating rate loans with a floor of 5% will not re-price if the contracted floating rate is prime + 50 basis points, currently 3.75%.

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

The provision charged to expense during the year ended December 31, 2010 was $5,110,717, an increase of $2,866,819 or 127.76% from provision of $2,243,898 for the year ended December 31, 2009. The primary reason for the increase in provision expense was the growth in our loan portfolio and an increase in impaired and non-accrual loans and their related specific reserves and charge-offs. The allowance as a percentage of gross loans increased to 3.99% at December 31, 2010 from 2.12% as of December 31, 2009. Management continues to review and evaluate the adequacy of the reserve for possible loan losses given the size, mix, and quality of the current loan portfolio.

Noninterest Income

Noninterest income for the year ended December 31, 2010 totaled $2,096,139, an increase of $657,195 or 45.67% compared to $1,438,944 for the year ended December 31, 2009. The increase is primarily attributable to an increase in gain on sale of loans and SBA loans of $346,272 and $690,334 respectively.  During 2010, the largest portion of noninterest income was generated by gains on sales of securities, which totaled $907,648. We also recorded a gain on sale of loans amounting to $582,072 and a gain on sale of SBA loans amounting to $690,334. Other items which affected noninterest income was a loss on the fair market value of a derivative hedging instrument amounting to $205,446 and service charges on deposit accounts and other fees totaling $66,549.

Noninterest Expenses

Noninterest expense for the year ended December 31, 2010 totaled $5,665,657, an increase of $736,366 or 14.94% compared to $4,929,291 for the year ended December 31, 2009. Salaries and employee benefits comprised the largest component of noninterest expense, totaling $3,040,870 for the year ended December 31, 2010. Additional components of noninterest expense for 2010 consisted of occupancy and equipment expense of $796,525, data processing and information technology of $335,774, advertising and marketing of $29,265, legal of $232,780 and consulting and professional fees of $238,554. During 2009, noninterest expense consisted of salaries and employee benefits totaling $2,691,389, occupancy expense of $658,540, data processing and information technology expense of $285,966, advertising and marketing of $210,466, legal expense of $213,396 and consulting and professional fees of $172,378.

The increase in non-interest expense is primarily attributable to severance payments made to the former CEO and CFO of the company totaling $184,000 as part of their separation agreement coupled with the salaries and benefits of their replacements.   Additionally, the expansion of branch locations during 2009 were in place for the entire year ended December 31, 2010. Operating expenses affected were compensation and benefits, occupancy and equipment, data processing and related costs, supplies and other.

Balance Sheet Review

General

At December 31, 2010, we had total assets of $144,996,759, an increase of $15,734,284 or 12.17% from total assets of $129,262,475 at December 31, 2009. This increase in assets was driven by a $16,670,906 or 25.02% increase in net loans, which rose from $66,609,313 at December 31, 2009 to $83,280,219 at December 31, 2010. Other assets at December 31, 2010 consisted of cash and due from banks of $1,220,785, investment securities available for sale of $49,135,140, restricted equity securities of $1,439,900, loans held for sale of $518,995, land held for sale of $2,409,023, premises and equipment of $2,739,929, and accrued interest receivable and other assets of $1,401,104. Total liabilities at December 31, 2010 were $120,866,485 compared to $100,629,233 at December 31, 2009, an increase of $20,237,252 or 20.11%. At December 31, 2010, liabilities consisted of deposits of $107,134,740, FHLB advances of $11,400,000, secured borrowings of $2,027,311 and accrued interest payable and other liabilities of $304,434. Shareholders’ equity at December 31, 2010 was $24,130,274, compared to $28,633,242 at December 31, 2009, a decrease of $4,502,968 or 15.73%. This decrease was primarily a result of our net loss for the year ended December 31, 2010, and a decrease in the unrealized gain on investment securities. Our management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand. A more detailed analysis of the primary components of our balance sheet follows.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the year ended December 31, 2010 were $73.1 million. Because we are a new and growing institution, our average loan balance for the year ended December 31, 2010 understates the growth of the portfolio. Before allowance for loan losses and unearned fees, gross loans outstanding at December 31, 2010 were $86.97 million, representing 60% of our total assets.

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

The following table summarizes the composition of our loan portfolio as of December 31, 2010 and 2009.

	December 31,
	2010		2009
	Amount	% of Total	Amount	% of Total
Real Estate:
Commercial	$54,127,557	62.40%	$39,001,634	57.30%
Construction and development	16,976,039	19.57	15,152,869	22.27
Consumer residential	5,139,414	5.92	5,601,198	8.23
Home equity	2,452,601	2.83	1,649,856	2.42

Total real estate	78,695,611	90.72%	61,405,557	90.22%

Commercial and industrial	7,716,180	8.90%	4,955,725	7.28%
Consumer—other	556,802	0.64	1,950,234	2.86
Deferred origination fees, net	(225,999)	(0.26)	(256,681)	(0.36)

Gross loans, net of deferred fees	86,742,594	100%	68,054,835	100%

Less allowance for loan losses	3,462,375		1,445,522

Total loans, net	$83,280,219		$66,609,313

The largest component of our loan portfolio at year-end was commercial real estate loans which represented 62.4% of the total portfolio.

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2010. All of our floating rate loans were at or below embedded floors at December 31, 2010, which causes our floating rate loans to be classified as fixed rate instruments.

	Due one year or less	Due after one but within five years	Due after five years	Total
Real estate—construction	$5,190,297	9,945,661	1,840,081	16,976,039
Real estate—other	16,059,788	39,221,278	6,438,504	61,719,572

Total real estate	21,250,085	49,166,939	8,278,585	78,695,611
Commercial	3,307,693	1,982,851	2,425,636	7,716,180
Consumer—other	257,827	298,975	—	556,802

Gross loans	$24,815,605	51,448,767	10,704,221	86,968,593

Deferred origination fees, net				(225,999)

Gross loans, net of deferred fees				$86,742,594

Loans maturing—after one year with
Fixed interest rate				$64,808,511
Floating interest rates				$—

Provision and Allowance for Loan Losses

Our allowance for loan losses amounted to $3,462,375 for the year ended December 31, 2010, an increase of $2,016,853 or 140% from allowance of $1,445,522 for the year ended December 31, 2009. We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions regarding current portfolio and economic conditions, which we believe to be reasonable, but which may or may not prove to be accurate. Over time, we will periodically determine the amount of the allowance based on our consideration of several factors, including an ongoing review of the quality, mix and size of our overall loan portfolio, our historical loan loss experience, evaluation of economic conditions and other qualitative factors, specific problem loans and commitments that may affect the borrower’s ability to pay. Periodically, we will adjust the amount of the allowance based on changing circumstances. We will charge recognized losses to the allowance when confirmed and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

The current real estate market has resulted in increased loan delinquencies, defaults and foreclosures, primarily in our commercial real estate portfolio. In some cases, this market has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses. This current real estate market has resulted in an increase in our nonperforming loans, and there is a risk that this trend will continue, which could result in additional losses and increases in our provision for loan losses and loans charged-off.

The following table summarizes average loan balances for the year determined using the daily average balance, changes in the allowance for loan losses and the ratio of net charge-offs to period average loans.

	2010	2009
Average amount of loans outstanding	$73,123,223	$47,887,872
Balance of allowance for loan losses at beginning of period	1,445,522	401,890
Construction and development loans charged off	1,476,700	—
Commercial & Industrial loans charged off	—	448,141
Commercial Real Estate loans charged off	1,517,235	752,125
Consumer loans charged off	99,929	—
Loans recovered	—	—
Additions to the allowance during the period	5,110,717	2,243,898
Balance of allowance for loan losses at the end of the period	3,462,375	1,445,522
Ratio of net loans charged off during the period to average loans outstanding	4.23%	2.51%

As of December 31, 2010 and 2009, we had no specific allocations of our allowance for loan losses to certain loans, other than impaired loans. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, is as indicated below (in thousands):

	December 31, 2010		December 31, 2009
	Amount	Percent of loans in each category of totals loans	Amount	Percent of loans in each category of totals loans
Construction and development	$1,260	19.52%	$412	22.18%
Real estate—mortgage	31	8.73	72	10.61
Commercial real estate	1,468	62.24	877	57.10
Commercial and industrial	622	8.87	62	7.25
Other	81	0.64	23	2.85

	$3,462	100.00%	$1,446	100.00%

Nonperforming Assets

The Bank has charged off loans amounting to $4,294,130 since commencing operations. Impaired loans at December 31, 2010 amounted to $8,176,314. This balance is comprised of 7 loans concentrated in 4 borrowing relationships. Impaired loans at December 31, 2009 amounted to $5,897,235. This balance was comprised of 4 loans concentrated in 2 borrowing relationships.  In addition, we purchased several performing and non-performing loans at a significant discount during the fourth quarter of 2009 with intent to resell. The carrying value of these loans amounted to $518,995 and $1,832,412 at December 31, 2010 and 2009, respectively.  Nonaccrual loans totaled $8,176,314 and $5,897,235 at December 31, 2010 and 2009, respectively. Accrued and unpaid interest on these loans represents $626,333 and $271,187 at December 31, 2010 and 2009, respectively. Other than the aforementioned non-accrual and non-performing loans, there were no loans contractually past due 90 days or more as to principal or interest payments, and no loans classified as troubled debt restructurings at either December 31, 2010 or 2009.

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

Investments

At December 31, 2010, the $50.6 million in our investment securities portfolio represented approximately 34.9% of our total assets. Investments increased $1.4 million or 2.8% from $49.2 million at December 31, 2009. We held U.S. Government-sponsored enterprise (GSE) securities, mortgage-backed GSE residential securities, and municipal bonds. Additionally, we held restricted equity securities comprised of stock in the Federal Reserve Bank of Atlanta and the Federal Home Loan Bank of Atlanta of $1,439,900 and $1,365,750 as of December 31, 2010 and 2009, respectively. We have invested in a range of investment-grade securities for purposes of liquidity management, income, pledging to secure low-cost borrowings, and to take advantage of attractive yields.

Contractual maturities and yields on our investment securities at December 31, 2010 are shown in the following table at carrying value. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than one year		One year to five years		Five years to ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
U.S. Government-sponsored enterprises (GSEs)	$—	—%	$14,318,135	3.46%	$1,459,411	3.34%	$—	—%	$15,777,546	3.45%
Municipal bonds	$—	—%	$—	—%	$6,421,013	4.63%	$3,994,918	4.03%	$10,415,931	4.40%
Mortgage-backed GSE residential	$3,985,189	2.75%	$10,632,806	2.88%	$5,543,559	3.03%	$2,780,109	3.28%	$22,941,663	2.94%

Total	$3,985,189	2.75%	$24,950,941	3.21%	$13,423,983	3.83%	$6,775,027	3.72%	$49,135,140	3.41%

The amortized costs and the fair value of our investments at December 31, 2010 and 2009 are shown in the following table.

	December 31, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for Sale
U.S. Government agencies	$15,988,874	$15,777,546	$13,740,026	$13,574,363
Municipal/Corporate bonds	10,783,782	10,415,931	11,471,708	12,001,089
Mortgage-backed securities	23,108,103	22,941,663	17,656,547	17,655,333
Held to Maturity
Municipal bonds	—	—	4,619,299	4,579,310
Corporate bonds	—	—	—	—

Total	$49,880,759	$49,135,140	$47,487,580	$47,810,095

Deposits and Other Interest-Bearing Liabilities

Our primary source of funding for loans is core deposits from customers.   Some of our investment activities were funded by wholesale deposits and Federal Home Loan Bank advances. Our average total interest bearing deposits for the year ended December 31, 2010 was $100.6 million.  The following table shows the balance outstanding and the average rates paid on deposits held by us for the years ended December 31, 2010 and 2009.

	2010		2009
	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$7,769,952	—%	$3,489,983	—%
Interest bearing demand deposits	39,632,328	1.68%	27,345,851	2.52%
Savings accounts	83,901	0.87%	73,357	0.85%
Time deposits less than $100,000	31,655,257	1.70%	10,246,238	2.91%
Time deposits greater than $100,000	27,993,302	2.21%	34,888,245	2.78%

	$107,134,740	1.87%	$76,043,674	2.67%

Core deposits, generally defined as deposits from consumer and business clients, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits amounted to $87.5 million at December 31, 2010 and $63.5 million at December 31, 2009, which represents an increase of $24 million or 37.8%. We can also obtain wholesale deposits inside and outside of our market area in the form of brokered time deposits. Brokered time deposits are generally obtained at lower interest rates compared to the rates offered by our local competitors and are helpful in supplementing our asset growth and reducing our overall cost of borrowings. We have used wholesale deposits predominantly to fund the purchase of investment securities and have used core deposits predominantly to fund loan growth. At December 31, 2010, brokered time deposits amounted to $19.3 million. Our loan-to-deposit ratio was 80.97% at December 31, 2010.

The maturity of our time deposits over $100,000 at December 31, 2010 is set forth in the following table.

Three months or less	$10,063,613
Over three through six months	6,656,793
Over six through twelve months	5,244,787
Over twelve months	6,028,109

Total	$27,993,302

Federal Home Loan Bank Advances

At December 31, 2010 and 2009, we had $11.4 million of advances from the Federal Home Loan Bank (“FHLB”). These advances are secured by a blanket floating lien on certain of our assets, including securities, FHLB stock, our deposits with the FHLB, and loans. These advances have current rates as of December 31, 2010 ranging from 0.70% to 3.60%. The advances have maturities ranging from June 2011 to September 2018.

Short-Term Borrowings

As of December 31, 2010, we had short-term credit lines with correspondent banks to purchase unsecured federal funds totaling $19.6 million. In addition, we had borrowing availability at the Federal Home Loan Bank of Atlanta amounting to $30.6 million. There were no outstanding balances at December 31, 2010 and 2009.

Return on Equity and Assets

The following table shows the return on average assets (net loss divided by average total assets), return on average equity (net loss divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2010 and 2009. Since our inception, we have not paid cash dividends.

	2010	2009
Return on average assets	(2.70)%	(2.93)%
Return on average equity	(14.25)%	(9.59)%
Equity to assets ratio	18.93%	30.51%

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

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At December 31, 2010, we had issued but unused commitments to extend credit of $10,402,000 through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

Our primary sources of liquidity are deposits, borrowings, scheduled repayments on our loans, and interest and repayment on our securities. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. Occasionally, we might sell securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and deposits due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. As of December 31, 2010, our primary source of liquidity included our securities portfolio, lines of credit available with correspondent banks and additional advance availability with the Federal Home Loan Bank of Atlanta. We believe our liquidity levels are adequate to meet our operating needs.

Capital Resources

Total shareholders’ equity was $24.1 million and $28.6 million at December 31, 2010 and December 31, 2009, respectively. Shareholders’ equity is comprised of proceeds from the completion of our initial public offering which raised $34,191,543, net of offering expenses. Of the proceeds, $26,000,000 was used to capitalize Bank. During 2009 an additional $1,000,000 was down-streamed to our Bank from the Company. We retained the remaining offering proceeds to provide additional capital for investment in the Bank, if needed, or to fund other activities which may from time to time be considered appropriate investments of capital at some point in the future. Equity was reduced by the net losses for the years ended December 31, 2009 of $2,920,003, and December 31, 2010 of $4,025,047 partially offset by unrealized gains on investment securities.

The Federal Reserve and bank regulatory agencies require bank holding companies and depository institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures. However, under the Federal Reserve Board’s guidelines, we believe we are a “small bank holding company,” and thus qualify for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. Regardless, we still maintain levels of capital on a consolidated basis which qualify us as “well capitalized” under the Federal Reserve’s capital guidelines.

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

To be considered “adequately capitalized” under the various regulatory capital requirements administered by the federal banking agencies, Bank must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, Bank must maintain a minimum Tier 1 leverage ratio of at least 4%. To be considered “well-capitalized,” Bank must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. For the first three years of operation, during Bank’s “de novo” period, Bank will be required to maintain a leverage ratio of at least 8%. Bank exceeded its minimum regulatory capital ratios as of December 31, 2010 and December 31, 2009, as well as the ratios to be considered “well capitalized.”

The following table sets forth the Bank’s various capital ratios at December 31, 2010 and 2009.

	BANK
	2010	2009
Total risk-based capital	20.20%	25.76%

Tier 1 risk-based capital	18.92%	24.50%

Leverage capital	13.20%	20.13%

We believe that our capital is sufficient to fund the activities of the Bank in its initial stages of operation and that the rate of asset growth will not negatively impact the capital base. As of December 31, 2010, there were no significant firm commitments outstanding for capital expenditures.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.            Financial Statements and Supplementary Data.

TOUCHMARK BANCSHARES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Touchmark Bancshares, Inc. and Subsidiary

Alpharetta, Georgia

We have audited the accompanying consolidated balance sheets of Touchmark Bancshares, Inc. and Subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Touchmark Bancshares, Inc. and Subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ MAULDIN & JENKINS, LLC

Atlanta, Georgia

March 31, 2011

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2010 and 2009

	2010	2009
ASSETS

Cash and due from banks	$1,220,785	$1,695,884
Interest-bearing accounts with other banks	2,560,287	3,073,627
Investment securities:
Securities available for sale	49,135,140	43,230,785
Securities held to maturity, fair value approximates $0 and $4,579,310, respectively	—	4,619,299
Restricted stock	1,439,900	1,365,750
Loans held for sale	518,995	1,832,412
Loans receivable, less allowance for loan losses of $3,462,375 and $1,445,522, respectively	83,280,219	66,609,313
Accrued interest receivable	638,703	543,334
Premises and equipment	2,739,929	3,043,646
Foreclosed real estate	291,377	—
Land held for sale	2,409,023	2,409,023
Other assets	762,401	839,402
Total assets	$144,996,759	$129,262,475
LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Deposits:
Non-interest bearing demand	$7,769,952	$3,489,983
Interest-bearing	99,364,788	72,553,691
Total deposits	107,134,740	76,043,674
Accrued interest payable	81,747	60,624
Federal Home Loan Bank advances	11,400,000	11,400,000
Secured borrowings	2,027,311	—
Other borrowings	—	12,525,000
Other liabilities	222,687	599,935
Total liabilities	120,866,485	100,629,233
Shareholder’s Equity
Preferred stock, no par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 3,465,391 issued and outstanding	34,654	34,654
Paid in capital	36,091,663	35,827,141
Accumulated deficit	(11,496,478)	(7,471,431)
Accumulated other comprehensive income (loss)	(499,565)	242,878
Total shareholder’s equity	24,130,274	28,633,242

Total liabilities and shareholder’s equity	$144,996,759	$129,262,475

See notes to the consolidated financial statements

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Consolidated Statements of Operations

Years Ended December 31, 2010 and 2009

	2010	2009
Interest income:
Loans, including fees	$4,639,050	$2,629,558
Investments	2,148,779	1,753,695
Interest-bearing accounts with other banks	33,648	90,953
Federal funds sold	1,700	1,926
Total interest income	6,823,177	4,476,132

Interest expense:
Deposits	1,877,129	1,373,859
Federal Home Loan Bank advances	279,829	279,829
Other borrowings	11,031	8,202
Total interest expense	2,167,989	1,661,890

Net interest income	4,655,188	2,814,242
Provision for loan losses	5,110,717	2,243,898
Net interest income (expense) after provision for loan losses	(455,529)	570,344

Noninterest income
Service charges on deposit accounts and other fees	66,549	43,724
Gain on sale of securities	907,648	1,217,825
Loss on derivative instrument	(205,446)	(58,404)
Gain on sale of loans	582,071	235,799
Gain on sale of SBA loans	690,334	—
Other noninterest income	54,983	—
Total noninterest income	2,096,139	1,438,944

Noninterest expense:
Salaries and employees benefits	3,040,870	2,691,389
Occupancy and equipment	796,525	658,540
Other operating expense	1,828,262	1,579,362
Total noninterest expense	5,665,657	4,929,291

Net loss	$(4,025,047)	$(2,920,003)

Basic and diluted losses per share	$(1.16)	$(0.84)

Dividends per share	$—	$—

See notes to the consolidated financial statements

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Consolidated Statements of Comprehensive Loss

Years Ended December 31, 2010 and 2009

	2010	2009

Net loss	$(4,025,047)	$(2,920,003)
Other comprehensive income (loss):
Securities:
Unrealized holding gains (losses) arising during year on securities available for sale	(634,142)	628,012
Unrealized holding gains arising from transfer of securities from held to maturity to available for sale	433,668	478,913
Reclassification adjustment for gains realized in net loss	(907,648)	(1,217,825)
Tax effect	365,679	36,597
Other comprehensive loss	(742,443)	(74,303)

Comprehensive loss	$(4,767,490)	$(2,994,306)

See notes to the consolidated financial statements

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2010 and 2009

	Outstanding Shares of Common Stock	Common Stock Par Value	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance , December 31, 2008	3,470,391	$34,704	$35,683,412	$(4,551,428)	$317,181	$31.483,869
Repurchase and retirement of common stock	(5,000)	(50)	(49,950)	—	—	(50,000)
Stock based compensation expense	—	—	193,679	—	—	193,679
Net loss	—	—	—	(2,920,003)	—	(2,920,003)
Change in unrealized gain on securities available for sale, net	—	—	—	—	(74,303)	(74,303)
Balance, December 31, 2009	3,465,391	34,654	35,827,141	(7,471,431)	242,878	28,633,242
Stock based compensation expense	—	—	264,522	—	—	264,522
Net loss	—	—	—	(4,025,047)	—	(4,025,047)
Change in unrealized loss on securities available for sale, net	—	—	—	—	(742,443)	(742,443)
Balance, December 31, 2010	3,465,391	$34,654	$36,091,663	$(11,496,478)	$(499,565)	$24,130,274

See notes to the consolidated financial statements

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years Ended December 31, 2010 and 2009

	2010	2009
Cash flow from operating activities:
Net loss	$(4,025,047)	$(2,920,003)
Adjustments to reconcile net loss to net cash provided by (used by) operating activities
Depreciation	293,187	249,270
Net amortization (accretion)	107,369	23,454
Provision for loan losses	5,110,717	2,243,898
Gain on sale of securities	(907,648)	(1,217,825)
Gain on sale of SBA loans	(690,334)	—
Loss on sale of premises and equipment	24,993	12,530
Purchase of loans held for sale	—	(2,301,680)
Proceeds from sales of loans held for sale	1,604,111	705,067
Gain on sale of loans held for sale	(582,071)	(235,799)
Stock based compensation expense	264,522	193,679
Increase in interest receivable	(95,369)	(112,362)
Increase in interest payable	21,123	31,626
Decrease (increase) in other assets	323,055	(674,240)
Increase (decrease) in other liabilities	(257,622)	123,500
Net cash provided by (used by) operating activities	1,190,986	(3,878,885)

Cash flow from investing activities:
Decrease in federal funds sold	—	1,297,000
Decrease in interest bearing accounts with other banks	513,340	999,414
Purchase of securities held to maturity	(6,023,415)	(11,970,987)
Purchase of securities available for sale	(62,195,527)	(55,015,907)
Proceeds from maturities of securities held to maturity	—	500,000
Proceeds from paydowns, calls and maturities of securities available for sale	26,932,273	8,884,629
Proceeds from sales of securities held to maturity	—	2,049,497
Proceeds from sales of securities available for sale	39,693,769	36,237,330
Purchase of restricted stock	(74,150)	(36,200)
Loan originations and collections, net	(21,091,289)	(37,299,736)
Purchase of premises and equipment	(16,463)	(1,866,923)
Proceeds from sale of premises and equipment	2,000	25,465
Net cash used by investing activities	(22,259,462)	(56,196,418)

See notes to the consolidated financial statements

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years Ended December 31, 2010 and 2009

	2010	2009
Cash flow from financing activities:
Net increase in deposits	31,091,066	48,267,024
Proceeds from secured borrowings	2,027,311	—
Proceeds from other borrowings	—	12,525,000
Repayment of other borrowings	(12,525,000)	—
Repurchase and retirement of common stock	—	(50,000)
Net cash provided by financing activities	20,593,377	60,742,024
Net change in cash	(475,099)	666,721
Cash at the beginning of the year	1,695,884	1,029,163
Cash at the end of the year	$1,220,785	$1,695,884

Supplemental disclosures of cash flow information -
Interest paid	$2,146,866	$1,630,264

Non cash activities:
Transfer of securities from held to maturity to available for sale	$11,067,568	$7,447,029
Transfer of land from premise and equipment to land held for sale	$—	$2,409,023
Transfer of loan held for sale to foreclosed real estate	(291,377)	—

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

Reporting Entity and Nature of Operations

Touchmark Bancshares, Inc. (the “Company”), a Georgia corporation, was established on April 3, 2007 for the purpose of organizing and managing Touchmark National Bank, (the “Bank”). The Company is a one-bank holding company with respect to its subsidiary, Touchmark National Bank. The Bank began operations on January 28, 2008 with a headquarters in Gwinnett County and subsequently moved its headquarters to north Fulton County during the third quarter of 2009. The Bank was opened with the purpose of serving as a community bank in Gwinnett County, north Fulton, south Forsyth, and DeKalb counties and surrounding areas in the state of Georgia.

The Bank operates three branches in Alpharetta, Duluth, and Doraville, Georgia. The Bank’s primary sources of revenue are derived from Bank’s investment portfolio and from providing loans to customers within its geographical area. The Bank’s earnings are primarily dependent upon its net interest income, which is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (“interest rate spread”) and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities outstanding. The Company’s interest rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand and deposit flows. The Company, like other community banks, is vulnerable to an increase in interest rates to the extent that interest-bearing liabilities mature or re-price more rapidly than interest-earning assets.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the:  1) allowance for losses on loans; 2) fair market value of securities, stock options, and financial instruments; and 3) the valuation of deferred tax assets. In connection with the determination of the allowances for losses on loans management obtains independent appraisals for significant properties held as collateral.

Management believes that the allowance for losses on loans is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in local economic conditions.

In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowance for losses on loans may change materially in the near term.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks. Cash flows from interest bearing accounts with banks, deposits, Federal funds sold, and loan originations and collections are reported net.

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

Restricted Stock

Restricted stock consists of Federal Reserve Bank (FRB) and Federal Home Loan Bank of Atlanta (FHLB) stock, which represents an equity interest in these entities and is recorded at cost. These stocks do not have a readily determinable fair value because ownership is restricted and lacks a market.

The amount of FHLB stock held by the Company is required by the FHLB and is based on membership requirements and terms of advance agreements. The Company periodically evaluates its FHLB and FRB Stock investment for possible impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition.

The Company believes its holdings in the stocks are ultimately recoverable at par value and therefore determined that the FHLB and FRB stock was not other-than-temporarily impaired. In addition, the Bank has ample liquidity and does not require redemption of its FHLB or FRB stock in the foreseeable future.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

1.                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance, adjusted for any charge-offs, the allowance for loan losses, deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

Interest on loans is credited to income on a daily basis based upon the principal amount outstanding. Loan origination fees and certain direct origination costs, less the costs associated with closing the loan, are capitalized and recognized as an adjustment of the yield of the related loan.

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed, unless management believes that the accrued interest is recoverable through the liquidation of collateral.  Interest income is subsequently recognized only to the extent cash payments are received. Loans are returned to accrual status when all the principal and interest amounts contractually due are reasonably assured of repayment within a reasonable time frame.

A loan is considered impaired when, based on current information and events, it is probable the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the estimated fair value of the collateral, less selling costs, if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses until the loss is confirmed, at which time the impairment is charged to the allowance for loan losses.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

1.                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Allowance for Loan Losses

The allowance for loan losses is increased by provision charges to income and decreased by charge-offs (net of recoveries). Loans are charged against the allowance for loan losses when management believes the collection of the principal is unlikely. The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable inherent loan losses and estimated losses relating to specifically identified loans. Managements’ periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on impaired loans.

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowance for losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

The allowance for loan losses related to impaired loans that are identified for evaluation is based on discounted cash flows using the loan’s initial effective interest rate, observable market price or the fair value, less selling costs, of the collateral for collateral dependent loans. By the time a loan becomes probable of foreclosure it has been charged down to fair value, less estimated cost to sell.

The allowance for loan losses may consist of specific, general, and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the collateral value, discounted cash flows or the observable market price of the impaired loan is lower than the carrying value of the loan. General allowances are established for non-impaired loans. These loans are assigned a loan category, and the allocated allowance for loan losses is determined based upon the loss percentage factors that correspond to each loan category.

Loss percentage factors are based on historical loss experience or peer group historical loss experience adjusted for qualitative factors. The qualitative factors consider credit concentrations, recent levels and trends in delinquencies and nonaccrual loans, growth in the loan portfolio as well as several other factors. The occurrence of certain events could result in changes to the loss factors.  Accordingly, these loss factors are reviewed periodically and modified as necessary.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

1.                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Allowance for Loan Losses

The general reserves are determined based on consideration of historic and peer loss data, the various risk characteristics of each loan segment, and whether the loans are within or outside the Company’s general market area. Risk characteristics relevant to each portfolio segment are as follows:

Construction and development loans —Loans in this segment primarily include real estate development loans for which payment is derived from sale of the property as well as construction projects in which the property will ultimately be used by the borrower. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

Real estate - mortgage —The Company generally does not originate loans with a loan-to-value ratio greater than 85 percent and does not grant subprime loans. Loans in this segment are dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates will have an effect on the credit quality in the segment.

Commercial real estate —Loans in this segment are primarily income-producing properties. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management monitors the cash flows of these loans.

Commercial and industrial loans — Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

1.                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Significant Group Concentrations of Credit Risk

A substantial portion of the Bank’s loan portfolio is to customers in Gwinnett, Dekalb, north Fulton, and south Forsyth counties and surrounding areas in Georgia. The ultimate collectibility of a substantial portion of the portfolio is therefore susceptible to changes in the economic and market condition in and around this area.

The nature of the Company’s business requires that it maintain amounts due from banks, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts, and management works to mitigate risk associated with its correspondent institutions.  Amounts due from banks are typically maintained in demand deposit accounts which are fully insured.

Loans Held for Sale

Loans held for sale in the secondary market are stated at the lower of cost or estimated fair value. Net unrealized losses, if any, are recognized through a valuation allowance.  Changes in the valuation allowance are included in the determination of net loss for the period in which the change occurs. No market valuation allowances were required at December 31, 2010 or 2009 since those loans have market values that were in excess of the recorded basis.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company - put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Derivatives

The Company’s interest rate risk management strategy incorporates the use of derivative instruments to minimize fluctuations in net loss that are caused by interest rate volatility.  The goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. The Company views this strategy as a prudent management of interest rate risk, such that interest income is not exposed to undue risk presented by changes in interest rates.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation, computed principally on the straight-line method over the estimated useful lives of the assets.

Maintenance and repairs that do not extend the useful life of the premises and equipment are charged to expense.  The useful lives of premises and equipment are as follows:

Asset Type	Estimated Useful Life
Buildings	40 years
Leasehold improvements	lesser of lease term or expected life
Furniture, fixtures and equipment	3-9 years

Foreclosed Real Estate

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less selling costs at the date of foreclosure establishing a new cost basis.  After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value less cost to sell.

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

Comprehensive Loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in our net loss. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with our net loss, are components of comprehensive income (loss).

Stock Based Compensation

The Company maintains a share-based employee compensation plan for grants of equity based compensation to key personnel. The company accounts for such share-based payment based on the fair value of such as of the date of grant. Upon issuance of share based payment awards, compensation cost is recognized in the consolidated financial statements of the Company for all share-based payments granted, based on the grant date fair value over the requisite service period of the awards.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

1.                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Net Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted losses per share are computed by dividing net loss by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and warrants. Weighted average shares outstanding for the years ended December 31, 2010 and 2009 were 3,465,391 and 3,469,089, respectively. Basic losses per share for the years ended December 31, 2010 and 2009 were $1.16 and $0.84, respectively. Diluted earnings per share is not presented, as the current net loss would result in an anti-dilutive calculation.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”).  ASU No. 2010-06 amends FASB Accounting Standards Codification (ASC) Topic 820-10-50, Fair Value Measurements and Disclosures, to require additional information to be disclosed principally regarding Level 3 measurements and transfers to and from Level 1 and 2.  In addition, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level 2 and Level 3 measurements.  This guidance is generally effective for annual reporting periods beginning after December 15, 2009; however, requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years). ASU No. 2010-06 is not expected to have a material impact on the Company’s results of operations or financial position, and will have a minimal impact on its disclosures.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

1.                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Recent Accounting Pronouncements (continued)

The FASB issued Accounting Standards Update No. 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements, during February 2010. The update removes some contradictions between the requirements of GAAP and the filing rules of the Securities and Exchange Commission (“SEC”).  The revised guidance requires entities which are neither (1) an SEC filer nor (2) a conduit bond obligor for conduit debt securities which are traded in a public market, to evaluate subsequent events through the date the financial statements are available to be issued. SEC filers are required to evaluate subsequent events through the date the financial statements are issued, and they are no longer required to disclose the date through which subsequent events have been evaluated. This guidance was effective upon issuance except for the use of the issued date for conduit debt obligors, and it is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In April 2010, the FASB issued Accounting Standards Update No. 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset (“ASU No. 2010-18”). ASU No. 2010-18 provides guidance on the accounting for loan modifications when the loan is part of a pool of loans accounted for as a single asset such as acquired loans that have evidence of credit deterioration upon acquisition which are accounted for under the guidance in ASC 310-30.  ASU No. 2010-18 addresses diversity in practice on whether a loan that is part of a pool of loans accounted for as a single asset should be removed from that pool upon a modification that would constitute a troubled debt restructuring or remain in the pool after modification. ASU No. 2010-18 clarifies that modifications of loans that are accounted for within a pool under ASC 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if the expected cash flows for the pool change. The amendments in this update do not require any additional disclosures and are effective for modifications of loans accounted for within pools under ASC 310-30 occurring in the first annual period ending on or after July 15, 2010. ASU 2010-18 did not have a material impact on the Company’s results of operations, financial position or disclosures.

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

The FASB issued Accounting Standards Update No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU No. 2011-01”), during January 2011. ASU 2011-01 temporarily delays the effective date of troubled debt restructuring disclosures required by ASU 2010-20 for public companies. The disclosures regarding troubled debt restructurings will be effective for interim and annual periods ending after June 15, 2011. ASU No. 2011-01 will have an impact on the Company’s disclosures, but not its financial position or results of operations.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

2.                     INVESTMENT SECURITIES:

The amortized cost, gross unrealized gains and losses, and estimated fair value of investments securities at December 31, 2010 and 2009, are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale
December 31, 2010:
U.S. Government-sponsored enterprises (GSEs)*	$15,988,874	$17,624	$(228,952)	$15,777,546
Municipal bonds	10,783,782	6,349	(374,200)	10,415,931
Mortgage-backed GSE residential	23,108,103	76,008	(242,448)	22,941,663
Total securities available for sale	$49,880,759	$99,981	$(845,600)	$49,135,140

December 31, 2009:
U.S. Government-sponsored enterprises (GSEs)*	$13,740,026	$3,451	$(169,114)	$13,574,363
Corporate bonds	11,471,708	529,381	—	12,001,089
Mortgage-backed GSE residential	17,656,547	55,162	(56,376)	17,655,333
Total securities available for sale	$42,868,281	$587,994	$(225,490)	$43,230,785

*              Such as Federal Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal Home Loan Banks

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Held to Maturity December 31, 2009:
Municipal bonds	$4,619,299	$2,637	$42,626	$4,573,310

The amortized cost and estimated fair value of investment securities available for sale at December 31, 2010, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Value

Due in one year or less	$4,001,267	$3,985,189
Due after one year but less than five years	25,179,077	24,950,941
Due after five years but less than ten years	13,677,418	13,423,983
Due after ten years	7,022,997	6,775,027
	$49,880,759	$49,135,140

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

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

2.                     INVESTMENT SECURITIES:

The Company had gross gains on sales of securities of $1,206,644 and gross losses on sales of securities of $298,996 during the year ended December 31, 2010. The Company had gross gains on sales of securities of $1,247,996 and gross losses on sales of securities of $30,171 during the year ended December 31, 2009.

On September 1, 2010 all held to maturity securities with an amortized cost basis and fair value of $10,633,900 and $11,067,568, respectively were transferred to available for sale to allow for more flexibility in selling bonds if the need arises in the future. By transferring the securities to available for sale, the Company will be prohibited from classifying securities as held to maturity for the foreseeable future.

During the third quarter of 2009, the Company sold three corporate securities designated held to maturity. The Company’s decision to sell these securities resulted from credit concerns related to one security and the Company’s overall exposure to the corporate bond market as evidenced by significant declines in bond ratings by independent third parties. As a result of these sales, the Company transferred the remaining securities designated held to maturity into the available for sale portfolio.

Securities with a carrying value of $7,953,845 and $19,251,960 at December 31, 2010 and 2009, respectively, were pledged to secure public deposits and for other purposes required, or permitted by law. Taxable interest income on investments was $2,131,148 and $1,831,977 for the years ended December 31, 2010 and 2009, respectively.

Information pertaining to securities with gross unrealized losses at December 31, 2010 and 2009 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than		More than
	Twelve Months		Twelve Months		Total
	Gross	Estimated	Gross	Estimated		Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Securities Available for Sale

December 31, 2010:
GSEs	$(228,952)	$13,769,799	$—	$—	$(228,952)	$13,769,799
Municipal bonds	(374,200)	8,793,759			(374,200)	8,793,759
Mortgage-backed securities GSE residential	(241,751)	14,911,044	(697)	117,839	(242,448)	15,028,883
	$(844,903)	$37,474,602	$(697)	$117,839	$(845,600)	$37,592,441

December 31, 2009:
GSEs	$(169,114)	$10,572,409	$—	$—	$(169,114)	$10.572,409
Mortgage-backed securities GSE residential	(56,376)	12,083,366	—	—	(56,376)	12,083,366
	$(225,490)	$22,655,775	$—	$—	$(225,490)	$22,655,775
Securities Held to Maturity

December 31, 2009:
Municipal bonds	$(42,626)	$3,748,851	$—	$—	$(42,626)	$3,748,851

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

2.                     INVESTMENT SECURITIES:

At December 31, 2010, 41 of 58 debt securities have unrealized losses with aggregate depreciation of 2.2% from the Company’s amortized cost basis. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Although the issuers have shown declines in earnings and a weakened financial condition as a result of the weakened economy, no credit issues have been identified that cause management to believe the declines in market value are other than temporary. As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

GSE debt securities. The unrealized losses on the ten investments in GSEs were caused by interest rate increases. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2010.

Municipal bonds. The Company’s unrealized losses on investments in sixteen municipal bonds relates to interest rate increases. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investments before recovery of its par value, which may be maturity, it does not consider these investments to be other-than-temporarily impaired at December 31, 2010.

Mortgage-backed securities GSE residential. The unrealized losses on the Company’s investment in fifteen mortgage-backed securities GSE residential were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2010.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

3.                     LOANS AND ALLOWANCE FOR LOAN LOSSES:

The composition of loans as of December 31, 2010 and 2009 is summarized as follows:

	2010	2009
Construction and development	$16,976,039	$15,152,869
Real estate - mortgage	7,592,015	7,251,054
Commercial real estate	54,127,557	39,001,634
Commercial and industrial	7,716,180	4,955,725
Other	556,802	1,950,234
	86,968,593	68,311,516
Unearned fees	(225,999)	(256,681)
Allowance for loan losses	(3,462,375)	(1,445,522)

Loans, net	$83,280,219	$66,609,313

For purposes of the disclosures required pursuant to the adoption of amendments to ASC 310, the loan portfolio was disaggregated into segments. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for loan losses. There are five loan portfolio segments that include construction and development, real estate — mortgage, commercial real estate, commercial and industrial, and other.

Construction and Development

Loans in this segment include real estate development loans for which the source of repayment is the sale of the property as well as construction projects in which the property will ultimately be used by the borrower. Construction and development loans are subject to the lending policies and procedures described in Note 1. Total construction and development loans as of December 31, 2010 were 19.5% of the total loan portfolio.

Real Estate - Mortgage

These are loans secured by real estate mortgages. Real estate mortgage loans are subject to the lending policies and procedures described in Note 1. Total real estate mortgage loans as of December 31, 2010 were 8.7% of the total loan portfolio.

Commercial Real Estate

The commercial real estate portfolio represents the largest category of the Company’s loan portfolio.  These loans are primarily income-producing properties and are dependent upon the borrower’s cash flow. Commercial real estate loans are subject to the lending policies and procedures described in Note 1. Total commercial real estate loans as of December 31, 2010 were 62.3% of the total loan portfolio.

Commercial and Industrial

Loans in this segment are made to businesses and are generally secured by business assets.  Commercial and industrial loans are subject to the lending policies and procedures described in Note 1. Total commercial and industrial loans as of December 31, 2010 were 8.9% of the total loan portfolio.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

3.                     LOANS AND ALLOWANCE FOR LOAN LOSSES:

Other

Loans in this segment are made to individuals and are secured by personal assets or unsecured. Other loans are subject to the lending policies and procedures described in Note 1. Total other loans as of December 31, 2010 were 0.6% of the total loan portfolio.

Changes in the allowance for loan losses during the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
Balance, beginning of year	$1,445,522	$401,890
Provision charged to operations	5,110,717	2,243,898
Loans charged off	(3,093,864)	(1,200,266)
Recoveries	—	—

Balance, end of year	$3,462,375	$1,445,522

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

3.                     LOANS AND ALLOWANCE FOR LOAN LOSSES:

The allowance for loan losses for the year ended December 31, 2010, by portfolio segment, is as follows (in thousands):

	Construction and Development	Real Estate - Mortgage	Commercial Real Estate	Commercial and Industrial	Other	Total

Allowance for loan losses:
Beginning balance	$411,549	$71,875	$876,826	$61,947	$23,325	$1,445,522
Charge-offs	(1,476,700)	—	(1,517,235)	—	(99,929)	(3,093,864)
Recoveries	—	—	—	—	—	—
Provision	2,325,147	(2,970)	2,574,219	94,510	119,811	5,110,717
Ending balance	$1,259,996	$68,905	$1,933,810	$156,457	$43,207	$3,462,375

Ending balance - individually evaluated for impairment	$—	$—	$950,176	$—	$—	$950,176

Ending balance - loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Loans:

Ending Balance	$16,976,039	$7,592,015	$54,127,557	$7,716,180	$556,802	$86,968,593

Ending balance - individually evaluated for impairment	$2,043,300	$—	$6,133,014	$—	$—	$8,176,314

Ending balance - loans acquired with deteriorated credit quality	$—	$—	$518,995	$—	$—	$518,995

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

3.                     LOANS AND ALLOWANCE FOR LOAN LOSSES:

The following is a summary of information pertaining to impaired loans as of and for the years ended December 31, 2010 and 2009:

	2010	2009
Impaired loans without a valuation allowance	$3,391,162	$5,897,235
Impaired loans with a valuation allowance	4,785,152	—
Total impaired loans	$8,176,314	$5,897,235
Valuation allowance related to impaired loans	$950,176	$—
Average investment in impaired loans	$7,036,775	$4,111,559
Interest income recognized on impaired loans	$—	$—

Impaired loans as of December 31, 2010, by portfolio segment, are as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

With no related allowance recorded:
Construction and development	$2,043,300	$2,043,300	$—	$1,871,650
Real estate - mortgage	—	—	—	—
Commercial real estate	1,347,862	1,347,862	—	2,772,549
Commercial and industrial	—	—	—	—
Other	—	—	—	—

With a related allowance recorded:
Construction and development	—	—	—	—
Real estate - mortgage	—	—	—	—
Commercial real estate	4,785,152	4,785,152	950,176	2,392,576
Commercial and industrial	—	—	—	—
Other	—	—	—	—

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

3.                     LOANS AND ALLOWANCE FOR LOAN LOSSES:

The Company has no commitments to loan additional funds to borrowers of impaired or nonaccrual loans. The Company is not committed to lend additional funds to borrowers with non-accrual or restructured loans.

A primary credit quality indicator for financial institutions is delinquent balances. Following are the delinquent amounts, by portfolio segment, as of December 31, 2010 (in thousands):

	Current	30 - 89 Days	Accruing Greater Than 90 Days	Total Accruing Past Due	Non-accrual	Total

Construction and development	$13,585,248	$1,347,491	$—	$1,347,491	$2,043,300	$16,976,039
Real estate - mortgage	7,592,015	—	—	—		7,592,015
Commercial real estate	47,994,543	—	—	—	6,133,014	54,127,557
Commercial and industrial	7,716,180	—	—	—		7,716,180
Other	556,802	—	—	—		556,802

The Company utilizes a nine grade internal loan rating system for its loan portfolio as follows:

•                  Loans rated 1-4 (Pass) -Loans in these categories have low to average risk.

•                  Loans rated 5 (Internal Watch List) - These assets raise some concern due to either prior financial or collateral problems, or recent developing conditions, and thus warrant closer monitoring and review than “pass” assets.

•                  Loans rated 6 (Special Mention) - These assets constitute an undue and unwarranted credit risk but not to the point of justifying a substandard classification.

•                  Loans rated 7 (Substandard) - A substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.

•                  Loans rated 8 (Doubtful) - An asset classified as doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

•                  Loans rated 9 (Loss) - Assets classified loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

3.                     LOANS AND ALLOWANCE FOR LOAN LOSSES:

The following table presents the Company’s loans by risk rating at December 31, 2010 (in thousands):

	Construction and Development	Real Estate - Mortgage	Commercial Real Estate	Commercial and Industrial	Other	Total

Rating:
1-4 (Pass)	$10,585,248	$7,386,492	$47,994,543	$7,716,180	$491,797	$74,174,260
5 (Internal Watch List)	—	205,523	—	—	65,005	270,528
6 (Special Mention)	—	—	—	—	—	—
7 (Substandard)	6,390,791	—	6,133,014	—	—	12,523,805
8 (Doubtful)	—	—	—	—
9 (Loss)	—	—	—	—	—	—
Total	$16,976,039	$7,592,015	$54,127,557	$7,716,180	$556,802	$86,968,593

In the normal course of business, the Bank may sell and purchase loan participations to and from other financial institutions and related parties. Loan participations are typically sold to comply with the legal lending limits per borrower as imposed by regulatory authorities. The participations are sold without recourse and the Bank imposes no transfer or ownership restrictions on the purchaser. At December 31, 2010 and 2009 the Bank had $18,467,493 and $8,866,586 of participations sold, and $13,107,030 and $9,969,048 participations purchased.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

3.                     LOANS AND ALLOWANCE FOR LOAN LOSSES:

During 2009, the Company purchased loans with outstanding principal balances at the time of purchase of $20,229,202 for a carrying value of $2,301,680. No loans were purchased during the year ended December 31, 2010. During the years ended December 31, 2010 and 2009, the Company sold certain of these purchased loans with outstanding principal balances of $8,926,736 and $4,237,447, respectively, resulting gains on sale of $582,071 and $235,799, respectively.  Also during the year ended December 31, 2010 the Company transferred one loan with an outstanding balance and carrying value of $2,841,508 and $291,377, respectively to foreclosed real estate. As of December 31, 2010 and 2009, loans with outstanding principal balances of $4,223,511 and $15,991,755, respectively, remain with a carrying value of $518,995 and $1,832,412, respectively, are classified as loans held for sale.  Of this carrying amount, $518,995 and $1,084,174 are classified as non-performing and impaired at December 31, 2010 and 2009, respectively. The non-performing loans have outstanding principal balances of $4,223,511 and $9,124,928 at December 31, 2010 and 2009, and do not have an allowance associated with them as the Company has determined the purchase discount related to the loans was more than sufficient to cover any future losses. These non performing loans are not included in the impaired loan table above, as they are classified as loans held for sale and the Company does not believe any impairment loss exists on these loans as of December 31, 2010 or 2009. The remaining carrying values total $810,372 and $$1,832,412 and are classified as performing loans as of December 31, 2010 and 2009, respectively.

4.                     PREMISES AND EQUIPMENT:

Major classifications of these assets at December 31, 2010 and 2009 are summarized as follows:

	2010	2009
Land	$400,000	$400,000
Building	1,247,583	1,247,583
Leasehold improvements	635,367	638,971
Furniture, fixtures and equipment	1,120,192	1,163,642
	3,403,142	3,450,196
Accumulated depreciation	(663,213)	(406,550)
Premises and equipment, net	$2,739,929	$3,043,646

Depreciation expense for the years ended December 31, 2010 and 2009 was $293,187 and $249,270, respectively.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

5.                     DEPOSITS:

Deposit account balances at December 31, 2010 and 2009 are summarized as follows:

	2010	2009
Non-interest-bearing demand	$7,769,952	$3,489,983
Interest bearing demand	39,632,328	27,345,851
Savings	83,901	73,357
Time, $100,000 and over	27,993,302	34,888,245
Other time	31,655,257	10,246,238

Total deposits	$107,134,740	$76,043,674

Time deposits listed above include $19,305,021 and $12,087,225 in brokered certificates of deposit at December 31, 2010 and 2009, respectively.

At December 31, 2010, the scheduled maturities of time deposits are as follows:

Year ending
December 31,
2011	$45,251,807
2012	11,274,370
2013	1,589,354
2014	151,099
2015	1,381,929
$59,648,559

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

6.                     LEASES:

The Company entered into an agreement to lease a branch location in Duluth, Georgia for a term of sixty-seven months, with the lease commencing in January 2008. This lease contains a rental holiday for the first seven months of the lease and thereafter requires monthly rental payments. The current monthly rental payment is $5,566 (including common area maintenance) and will escalate periodically during the lease term.

The Company entered into an agreement to lease a branch location in Doraville, Georgia for a term of sixty months, with the lease commencing in October 2008. This lease contains a partial rental holiday for the first six months of the lease and thereafter requires monthly rental payments. Current monthly rental payment is $11,373 (including common area maintenance), which will escalate periodically during the lease term.

The minimum lease payments not including common area cost allocation under these leases are as follows:

2011	$184,819
2012	188,515
2013	133,422
$506,756

Total rental expense for the years ended December 31, 2010 and 2009 was $373,024 and $311,232, respectively.

7.                     FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS:

Advances from the Federal Home Loan Bank (FHLB) as of December 31, 2010 and 2009 are summarized as follows:

Interest Rate	Fixed/Variable	Maturity Date	Balance
0.70%	Variable	June 24, 2011	$3,900,000
3.15%	Fixed	March 18, 2013	2,000,000
3.60%	Convertible	September 4, 2018	3,000,000
3.25%	Convertible	September 10, 2018	2,500,000
			$11,400,000

The aggregate of the advances is collateralized by the Company’s FHLB stock, the Company’s deposits with the FHLB, securities and a blanket floating lien on a portion of the Company’s loan portfolio, portions of which can be used to cover any defaults on repayments of advances. The total amount of loans pledged as of December 31, 2010 and 2009 were $12,395,510 and $12,598,614, respectively.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

7.       FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS:

As of December 31, 2010, the Company has lines of credit with four correspondent banks for overnight borrowings of $19,600,000 at December 31, 2010, with no borrowings outstanding.  The Company had borrowings of $2,525,000 on these lines at December 31, 2009. The lines of credit at December 31, 2010 were as follows:

Correspondent Bank	Commitment
First National Bankers Bank	$5,000,000
Independent Bankers Bank	8,200,000
Center State Bank	4,000,000
Nexity Bank	2,400,000

$19,600,000

Individually the correspondent banks require the borrowings to be limited to a maximum of 10 to 14 consecutive days.

Additionally, the Company had Discount Window borrowings from the Federal Reserve Bank through their Term Auction Facility as of December 31, 2009 of $10,000,000. There were no borrowings on this line as of December 31, 2010.

8.       INCOME TAXES:

Since its inception, the Company has incurred net operating losses. The deferred tax benefits, if any, remain unrecorded as their realization is heavily dependent on future taxable income. At December 31, 2010, management does not believe there is sufficient information to determine it is more likely than not that future taxable income will be sufficient to realize the tax benefits for any deductible temporary differences.

The total provision for income taxes in the statement of operations is as follows:

	2010	2009
Currently payable
Federal	$(1,032,552)	$(805,652)
Deferred income taxes	(451,824)	(216,360)
Change in valuation allowance	1,484,376	1,022,012
	$—	$—

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

8.       INCOME TAXES:

The Company’s income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	Years Ended December 31,
	2010	2009
Tax provision at federal statutory rate	$(1,368,516)	$(984,651)
Stock options	89,937	65,851
State income taxes	(147,888)	(101,370)
Nontaxable income	(52,094)	—
Other items, net	(5,815)	(1,842)
Valuation allowance	1,484,376	1,022,012
Income tax expense	$—	$—

The following summarizes the components of deferred taxes at December 31, 2010 and 2009.

	2010	2009
Deferred income tax assets (liabilities):
Allowance for loan losses	$788,145	$363,245
Pre-opening expenses	416,526	450,998
Net operating loss carryforward	2,510,198	1,482,913
Depreciation	(145,500)	(202,035)
Stock options	488,415	488,415
Deferred loan fees	82,366	78,897
Other	2,011	1,505
Securities available for sale	245,898	(119,626)
	4,388,059	2,544,312
Less valuation allowance	(4,142,161)	(2,663,938)
Deferred tax assets (liabilities), net	$245,898	$(119,626)

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

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

9.       TRANSACTIONS:

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families, and affiliated companies in which they are principal stockholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. These persons and firms were indebted to the Company in the aggregate amount of $2,278,056 and $8,739,593 as of December 31, 2010 and 2009, respectively. Changes in related party loans for the year ended December 31, 2010 are as follows:

Balance, beginning of year	$8,739,593
Changes in related parties	(6,672,295)
Advances	547,898
Repayments	(337,140)
Balance, end of year	$2,278,056

These persons and firms had deposits with the Company totaling $4,433,688 and $5,244,834 at December 31, 2010 and 2009, respectively.

10.     COMMITMENTS AND CONTINGENCIES:

The nature of the Company’s business is such that it ordinarily results in a certain amount of litigation.  In the opinion of management, there is no litigation in which the outcome will have a material effect on the consolidated financial statements.

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

	Contract Amount
	December 31,	December 31,
	2010	2009
Financial instruments whose contract amounts represent credit risk (in thousands):
Unused Commitments to extend credit	$10,402	$10,869
Standby letters of credit	$1,706	$—

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

AND SUBSIDIARY

Notes to Consolidated Financial Statements

12.     FAIR VALUE:

Financial Instruments Measured at Fair Value

ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, GAAP establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

The table below presents the Company’s assets measured at fair value on a recurring basis as of December 31, 2010 and 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Investment securities available for sale	$—	$49,135,140	$—	$49,135,140
Derivative instruments	—	—	76,153	76,153
Loans held for sale	—	—	518,995	518,995
Total assets at fair value	$—	$49,135,140	$595,148	$49,730,288

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

Loans held-for-sale are measured at the lower of cost or fair value. Fair value is currently based on the purchase price of the loan held for sale. Management believes that the overall value of these loans is based on the value of the collateral securing these loans. On loans held for sale, collateral includes commercial real estate.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

12.     FAIR VALUE:

Financial Instruments Measured at Fair Value (continued)

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the consolidated balance sheet using significant unobservable (Level 3) inputs.

	Loans Held	Derivative
	For Sale	Instruments
Balance, January 1, 2010	$1,832,412	$281,599
Sales of loans held for sale	(1,604,111)	—
Loan foreclosure	(291,377)	—
Gain (loss) included in noninterest income	582,071	(205,446)
Balance, December 31, 2010	$518,995	$76,153

The following table presents the assets that are measured at fair value on a non-recurring basis by level within the fair value hierarchy as reported on the consolidated balance sheets at December 31, 2010 and December 31, 2009.

Assets as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Impaired loans	$—	$—	$4,721,162	$4,721,162
Foreclosed real estate	$—	$—	$291,377	$291,377

Assets as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Impaired loans	$—	$—	$2,747,875	$2,747,875

At December 31, 2010 and 2009, in accordance with the provisions of the loan impairment guidance, the carrying amount of impaired loans above determined to be collateral dependent are net of partial charge-offs of $3,746,060 and $752,125, respectively. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy. Collateral may include real estate, or business assets including equipment, inventory and accounts receivable. The value of real estate collateral is determined based on an appraisal by qualified licensed appraisers hired by the Company. The value of  business  equipment  is  based  on  an  appraisal  by  qualified  licensed  appraisers  hired  by  the Company if significant, or the

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

12.     FAIR VALUE:

Financial Instruments Measured at Fair Value (continued)

equipment’s net book value on the business’ financial statements. Inventory and accounts receivable collateral are valued based on independent field examiner review or aging reports. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and the client’s business. Impaired loans are evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

At December 31, 2010, foreclosed real estate with a carrying amount, after no charge-offs, of $291,377 was held by the Company. Foreclosed real estate is adjusted to fair value less selling costs upon transfer of the loans to foreclosed real estate. Subsequently, foreclosed real estate is carried at the lower of cost or fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the collateral value. When the fair value of the collateral is based on an observable market price or a current appraised value, the foreclosed asset is recorded as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed real estate as nonrecurring Level 3.

Fair Value of Financial Instruments

The following methods and assumptions that were used by the Company in estimating fair values of financial instruments are disclosed herein:

Cash and due from banks, and interest bearing accounts with other banks.  The carrying amounts of cash and short-term instruments approximate their fair value due to the relatively short period to maturity of instruments.

Investment securities available-for-sale and held-to-maturity.  Fair values for securities are based predominately on quoted market prices. If quoted market prices are not available, fair values are based on quoted market prices of similar instruments.

Restricted stock. The carrying values of restricted equity securities approximate fair values.

Loans Held for Sale.  Loans held for sale are carried at the lower of cost or fair value. Fair value is based on what secondary markets are offering for loans with similar characteristics.

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

Secured borrowings. The carrying amounts of secured borrowings approximate their fair values.

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

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

12.     FAIR VALUE:

Fair Value of Financial Instruments (continued)

The Company’s carrying amounts and estimated fair values of financial instruments as of December 31, 2010 and 2009 (in thousands) were as follows:

	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and due from banks	$1,221	$1,221	$1,696	$1,696
Interest-bearing accounts with other banks	2,560	2,560	3,074	3,074
Securities available for sale	49,135	49,135	43,231	43,231
Securities held to maturity	—	—	4,619	4,579
Restricted stock	1,440	1,440	1,366	1,366
Loan held for sale	519	519	1,832	1,832
Loans receivable	83,280	83,481	66,609	67,196
Accrued interest receivable	639	639	543	543
Derivative instruments	76	76	282	282

Liabilities:
Deposits	107,135	107,429	76,044	76,139
Accrued interest payable	82	82	61	61
FHLB advances	11,400	11,436	11,400	11,823
Other borrowing	—	—	12,525	12,525
Secured borrowings	2,027	2,027	—	—

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

This series of transactions consists of a purchased interest rate cap establishing a floor at 0.75% based on the 1 month LIBOR rate.  Additionally, the Company sold an interest rate cap at 2.50% based on the 1 month LIBOR rate. Both transactions are forward start transactions with an effective date of July 1, 2010 and a termination date of July 1, 2013.  The notional amount for each is $10,000,000. The interest rate corridor transaction is considered a stand-alone derivative instrument, and as such will be recorded in the financial statements at fair value, with changes in fair value included in net loss. Additionally, this transaction has a net settlement feature, and the effects of the net settlement will be included in interest income or expense as appropriate. The fair value as of December 31, 2010 and 2009 was $76,153 and $281,599, respectively, and is included in other assets.

14.     EMPLOYEE BENEFITS:

The Company has a 401(k) plan covering all employees. Contributions under the 401(k) plan are made by the employee with the Company contributing 100% of the employee deferral up to 3% of the employee’s salary and 50% of the deferral greater than 3% but less than 5% of the employee’s salary. Expenses relating to this plan charged to operations amounted to $58,843 and $67,733 for 2010 and 2009, respectively.

15.     STOCK BASED COMPENSATION:

Stock Options

The Company has a 2008 Stock Incentive Plan (the Stock Plan). The Stock Plan offers stock awards to key employees to encourage continued employment by facilitating their purchase of an equity interest in the Company. These awards are granted at the discretion of the Board of Directors at an exercise price determined by the Board at the grant date. Options awarded under the Stock Plan have a term of ten years from the date of grant and vest ratably over three years, unless otherwise stated in the award agreement. A total of 191,000 shares have been reserved under the Stock Plan.

The Company has 115,618 outstanding options to purchase common stock under the Stock Plan. Upon issuance of options, compensation cost was recognized in the consolidated financial statements of the Company for all share-based payments granted, based on the grant date fair value estimated.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

15.     STOCK BASED COMPENSATION:

Stock Options (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions listed in the table below. Expected volatility for the period has been determined based on expected volatility of similar entities. The expected term of options granted is based on the short-cut method and represents the period of time that the options granted are expected to be outstanding. Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of the vested stock options was $4.06 and $3.73 for 2010 and 2009, respectively.

	December 31,
	2010	2009
Risk-free interest rate	1.01%	1.55%
Expected life (years)	5.00	6.50
Expected volatility	56.10%	47.99%
Expected dividends	0.00%	0.00%
Expected forfeiture rate	27.00%	5.00%
Weighted average fair value of options granted	$4.05	$4.86

The Company recorded stock-based compensation expense related to the options of $228,922 and $158,079 during the years ended December 31, 2010 and 2009, respectively. At December 31, 2010, there was $105,204 of unrecognized compensation cost related to options outstanding, which is expected to be recognized over a weighted-average period of 0.4 years.

A summary of activity in the Company’s stock option plans is presented below:

	2010		2009
		Average		Average
	Option	Weighted	Option	Weighted
	Shares	Exercise Price	Shares	Exercise Price
Beginning of period	158,322	$10.00	117,822	$10.00
Granted	55,000	8.39	40,500	10.00
Exercised	—	—	—	—
Forfeited	(95,704)	10.00	—	—

End of period	115,618	$9.23	158,322	$10.00
Options exercisable at end of period	90,744		39,274

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

15.     STOCK BASED COMPENSATION:

Stock Options (continued)

The outstanding options have a weighted average remaining contractual life of approximately 8.07 years as of December 31, 2010. The exercisable options have a weighted average remaining contractual life of approximately 8.71 years as of December 31, 2010. At December 31, 2010, the aggregate intrinsic value of options outstanding and exercisable was $0.

Warrants

Type I (Director) warrants were awarded in recognition of certain directors’ contributions to the initial capitalization of the Company. The Company awarded only 30,000 Type I warrants as the majority of warrants issued being Type II. These warrants vest over three years.

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

Additionally, 12,500 immediately vesting warrants were issued to the organizational consultant during the first quarter of 2008. At December 31, 2009, there were 472,500 stock warrants outstanding and 452,500 were fully vested. During 2010 3,333 stock warrants were forfeited. At December 31, 2010, there were 469,167 stock warrants outstanding and 462,500 were fully vested.

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions listed in the table below. Expected volatility for the period has been determined based on expected volatility of similar entities. The expected term of warrants granted is based on the short-cut method and represents the period of time that the warrants granted are expected to be outstanding. Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of the warrants was $3.56 for 2010 and 2009. There were no warrants granted or exercised for the years ended December 31, 2010 and 2009.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

15.     STOCK BASED COMPENSATION:

Warrants (continued)

The Company recorded stock-based compensation expense $35,600 and $35,600 for the years ended December 31, 2010 and 2009, respectively, related to these warrants.

At December 31, 2010, there was $2,637 of unrecognized compensation cost related to warrants, which is expected to be recognized over a weighted-average period of 0.2 years. The weighted average remaining contractual life of the warrants outstanding and warrants excerciseable as of December 31, 2010 was approximately 7.1 years. At December 31, 2010, the aggregate intrinsic value of warrants outstanding and exercisable was $0.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2010, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2010, the most recent notification from the Office of Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank subsidiary must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s category.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

16.     REGULATORY MATTERS:

The Bank’s actual capital amounts (in thousands) and ratios as of December 31, 2010 and 2009 are also presented in the following table.

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes:		Action Provisions:
As of December 31, 2010:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$20,589	20.20%	$8,154	8.0%	$10,192	10.0%
Tier I Capital (to Risk Weighted Assets)	$19,287	18.92%	$4,077	4.0%	$6,115	6.0%
Tier I Capital (to Average Assets)	$19,287	13.20%	$5,845	4.0%	$7,306	5.0%

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes:		Action Provisions:
As of December 31, 2009:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$24,250	25.76%	$7,530	8.0%	$9,412	10.0%
Tier I Capital (to Risk Weighted Assets)	$23,061	24.50%	$3,766	4.0%	$5,649	6.0%
Tier I Capital (to Average Assets)	$23,061	20.13%	$4,583	4.0%	$5,728	5.0%

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

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

18.     OTHER OPERATING EXPENSES:

Significant components of other operating expenses are as follows as of the years ended December  31:

	2010	2009
Data processing and information technology	$335,774	$285,966
Advertising and marketing	29,265	210,466
Legal	232,780	213,396
Consulting and other professional fees	238,554	172,378
Supervisory assessments	156,754	156,913
Loan collection expense	164,084	33,152

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

19.     CONDENSED FINANCIAL INFORMATION ON TOUCHMARK BANCSHARES, INC (PARENT COMPANY ONLY):

Condensed Balance Sheets

	December 31,
	2010	2009
ASSETS

Cash	$302,228	$13,291
Investment in subsidiary	18,788,179	23,256,784
Securities available for sale	499,527	522,070
Loans held for sale	518,995	792,797
Accrued interest receivable	111	10,674
Premises and equipment	1,612,055	1,651,727
Land held for sale	2,409,023	2,409,023
Other assets	156	—
Total assets	$24,130,274	$28,656,366

LIABILITIES AND SHAREHOLDER’S EQUITY

Liabilities:
Other liabilities	$—	$23,124
Total liabilities	—	23,124

Shareholder’s Equity	24,130,274	28,633,242

Total liabilities and shareholder’s equity	$24,130,274	$28,656,366

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

19.     CONDENSED FINANCIAL INFORMATION ON TOUCHMARK BANCSHARES, INC (PARENT COMPANY ONLY):

Condensed Statements of Operations

	Years Ended December 31,
	2010	2009
Interest income:
Investment income	$29,353	$63,552
Federal funds sold	—	106
Total interest income	29,353	63,658

Noninterest income:
Gain on sale of securities available for sale	103,520	44,875
Rental income	170,796	56,932
Total noninterest income	274,316	101,807

Noninterest expense:
Occupancy and equipment	39,672	13,224
Other operating expense	251,094	227,509
Total noninterest expense	290,766	240,733

Net loss before equity in undistributed loss of subsidiary	12,903	(75,268)

Equity in undistributed loss of subsidiary	(4,037,950)	(2,844,735)

Net loss	$(4,025,047)	$(2,920,003)

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

19.     CONDENSED FINANCIAL INFORMATION ON TOUCHMARK BANCSHARES, INC (PARNT COMPANY ONLY):

Condensed Statements of Cash Flows

	Years Ended December 31,
	2010	2009
Cash flow from operating activities:
Net loss	$(4,025,047)	$(2,920,003)
Adjustments to reconcile net loss to net cash provided by (used by) operating activities
Depreciation	39,672	13,224
Net amortization (accretion)	(2,933)	(1,667)
Gain on sale of securities available for sale	(103,520)	(44,875)
Equity in undistributed loss of subsidiary	4,037,950	2,844,735
Loans purchased	—	(792,797)
Proceeds from sale of loans held for sale	273,802	—
Increase in other assets	—	242,524
Increase (decrease) in other liabilities	10,563	(6,444)
Net cash provided by (used by) operating activities	230,487	(665,303)

Cash flow from investing activities:
Investment in subsidiary	—	(1,000,000)
Decrease in interest bearing accounts with other banks	—	3,465,000
Decrease in federal funds sold	—	334,000
Purchase of securities available for sale	(500,000)	(965,455)
Proceeds from sale of securities available for sale	558,450	560,000
Purchase of premises and equipment	—	(1,664,951)
Net cash provided by investing activities	58,450	728,594

Cash flow from financing activities:
Repurchase and retirement of common stock	—	(50,000)
Net cash used in financing activities	—	(50,000)

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

19.     CONDENSED FINANCIAL INFORMATION ON TOUCHMARK BANCSHARES, INC (PARENT COMPANY ONLY)

Condensed Statements of Cash Flows (continued)

	Years Ended December 31,
	2010	2009
Net change in cash	288,937	13,291
Cash at the beginning of the year	13,291	—
Cash at the end of the year	$302,228	$13,291

Noncash investing activities -
Stock based compensation expensed at subsidiary	$264,522	$193,679

Transfer of land from premises and equipment to land held for sale	$—	$2,409,023

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Management’s Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer, the Company’s management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on the criteria established in a report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, our management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Certain information required by Part III of this Form 10-K is incorporated by reference from the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s Annual Meeting of Shareholders to be held on May 18, 2011 (the “Proxy Statement”).  The Company will, within 120 days of the end of its fiscal year, file the Proxy Statement with the Securities and Exchange Commission.

The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2011 annual meeting of shareholders to be held on May 18, 2011.

Item 11.    Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2011 annual meeting of shareholders to be held on May 18, 2011.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our proxy statement for our 2011 annual meeting of shareholders to be held on May 18, 2011.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2011 annual meeting of shareholders to be held on May 18, 2011.

Item 14.    Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2011 annual meeting of shareholders to be held on May 18, 2011.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following financial statements are located in Item 8 of this report.

(2)   Financial Statement Schedules

These schedules have been omitted because they are not required, are not applicable or have been included in our financial statements.

(3)   Exhibits

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-143840).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2, File No. 333-143840).

4.1	See Exhibits 3.1 and 3.2 for provisions in Touchmark Bancshares, Inc.’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock.

4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2, File No. 333-143840).

10.3	Form of Organizer Warrant Agreement (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form SB-2, File No. 333-143840).*

10.4	Form of Director Warrant Agreement (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form SB-2, File No. 333-143840).*

10.5	Form of Consultant Warrant Agreement (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form SB-2, File No. 333-143840).*

10.6	Touchmark Bancshares, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 10-Q for the fiscal quarter ended March 31, 2008).*

10.7	Assignment of Contract, dated June 22, 2009, between Touchmark Bancshares, Inc. and Gwinnett Clinic, Ltd. (incorporated by reference to Exhibit 10.1 of the Form 8-K, filed with the SEC June 26, 2009).

10.8

Real Estate Purchase and Sale Contract, effective April 23, 2009, by and between Gwinnett Clinic, Ltd. and Federal Deposit Insurance Corporation (incorporated by reference to Exhibit 10.2 of the Form 8-K, filed with the SEC June 26, 2009).

10.9

Option Agreement, dated June 22, 2009, by and between Touchmark Bancshares, Inc. and Gwinnett Clinic, Ltd. (incorporated by reference to Exhibit 10.3 of the Form 8-K, filed with the SEC June 26, 2009).

10.10

Employment Agreement between Touchmark Bancshares, Inc., Touchmark National Bank and Pin Pin Chau dated July 2, 2010(Incorporated by reference to Exhibit 10.1 of the Form 8-K, filed with the SEC on July 9, 2010).*

Exhibit No.	Description of Exhibit
10.11

Employment Agreement between Touchmark Bancshares, Inc., Touchmark National Bank and Jorge L. Forment dated July 8, 2010(Incorporated by reference to Exhibit 10.2 of the Form 8-K, filed with the SEC on July 9, 2010).*

10.12	Form of Option Award Agreement. £

21.1	Subsidiaries. £

23.1	Consent of Mauldin & Jenkins, LLC. £

24.1	Power of Attorney. £

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer. £

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer. £

32.1	Section 1350 Certifications. £

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

£ Filed Herewith.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2011	By:	/s/ Pin Pin Chau
Pin Pin Chau
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: March 31, 2011	By:	/s/ Pin Pin Chau
Pin Pin Chau Director, President and Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2011	By:	/s/ Jorge L. Forment
Jorge L. Forment Chief Financial Officer (Principal Accounting and Financial Officer)

A majority of the directors of Touchmark Bancshares, Inc. executed a power of attorney appointing Pin Pin Chau as their attorney-in-fact, empowering her to sign this report on their behalf. The power of attorney has been filed with the Securities and Exchange Commission under Part IV, Exhibit 24.1, of this Annual Report on Form 10-K for the year ended December 31, 2010. This report has been signed below by such attorney-in-fact as of March 31, 2011.

By:	/s/ Pin Pin Chau
Pin Pin Chau Attorney-in Fact for Majority of the Directors of Touchmark Bancshares, Inc.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-143840).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2, File No. 333-143840).

4.1	See Exhibits 3.1 and 3.2 for provisions in Touchmark Bancshares, Inc.’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock.

4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2, File No. 333-143840).

10.3	Form of Organizer Warrant Agreement (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form SB-2, File No. 333-143840).*

10.4	Form of Director Warrant Agreement (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form SB-2, File No. 333-143840).*

10.5	Form of Consultant Warrant Agreement (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form SB-2, File No. 333-143840).*

10.6	Touchmark Bancshares, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 10-Q for the fiscal quarter ended March 31, 2008).*

10.7	Assignment of Contract, dated June 22, 2009, between Touchmark Bancshares, Inc. and Gwinnett Clinic, Ltd. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed June 26, 2009).

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

10.10

Employment Agreement between Touchmark Bancshares, Inc., Touchmark National Bank and Pin Pin Chau dated July 2, 2010(Incorporated by reference to Exhibit 10.1 of the Form 8-K, filed with the SEC on July 9, 2010).*

10.11

Employment Agreement between Touchmark Bancshares, Inc., Touchmark National Bank and Jorge L. Forment dated July 8, 2010(Incorporated by reference to Exhibit 10.2 of the Form 8-K, filed with the SEC on July 9, 2010).*

10.12	Form of Option Award Agreement. £

21.1	Subsidiaries. £

23.1	Consent of Mauldin & Jenkins, LLC. £

24.1	Power of Attorney. £

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer. £

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer. £

32.1	Section 1350 Certifications. £

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

£ Filed Herewith.