Form 10-Q
period 2011-03-31
Touchmark Bancshares, Inc.
filed 2011-05-16
CIK 1403008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 3,465,391 shares of common stock, par value $.01 per share, outstanding as of May 13, 2011.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Condensed Consolidated Balance Sheets

March 31, 2011 and December 31, 2010

	(Unaudited)
	March 31,	December 31,
	2011	2010
ASSETS

Cash and due from banks	$3,570,105	$1,220,785
Federal funds sold	54,000	—
Interest-bearing accounts with other banks	5,530,214	2,560,287
Investment securities available for sale	39,460,182	49,135,140
Restricted stock	1,386,650	1,439,900
Loans held for sale	518,995	518,995
Loans, less allowance for loan losses of $3,462,375 and $3,462,375	81,964,446	83,280,219
Accrued interest receivable	436,806	638,703
Premises and equipment	2,677,252	2,739,929
Foreclosed real estate	273,664	291,377
Land held for sale	2,409,023	2,409,023
Other assets	654,032	762,401
Total assets	$138,935,369	$144,996,759

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits:
Non-interest bearing demand	$10,669,346	$7,769,952
Interest-bearing	90,854,214	99,364,788
Total deposits	101,523,560	107,134,740
Accrued interest payable	69,401	81,747
Federal funds purchased	575,000	—
Federal Home Loan Bank advances	11,400,000	11,400,000
Secured borrowings	850,728	2,027,311
Other liabilities	234,021	222,687
Total liabilities	114,652,710	120,866,485

Shareholders’ Equity
Preferred stock, no par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 3,465,391 issued and outstanding	34,654	34,654
Paid in capital	36,117,122	36,091,663
Accumulated deficit	(11,305,402)	(11,496,478)
Accumulated other comprehensive loss	(563,715)	(499,565)
Total shareholders’ equity	24,282,659	24,130,274

Total liabilities and shareholders’ equity	$138,935,369	$144,996,759

See accompanying Notes to Condensed Consolidated Financial Statements

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Income and Comprehensive Income

Three Months Ended March 31, 2011 and 2010

(Unaudited)

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2011	2010
Interest income:
Loans, including fees	$1,187,798	$1,126,848
Investment income	390,497	541,013
Federal funds sold	257	484
Total interest income	1,578,552	1,668,345

Interest expense:
Deposits	357,509	442,390
Federal Home Loan Bank advances	69,862	69,862
Other borrowings	3,615	8,101
Total interest expense	430,986	520,353

Net interest income	1,147,566	1,147,992
Provision for loan losses	—	197,356
Net interest income after provision for loan losses	1,147,566	950,636

Noninterest income:
Service charges on deposit accounts and other fees	13,922	25,518
Gain on sale of securities available for sale	63,558	65,351
Gain on sale of loans held for sale	—	414,830
Gain on sale of SBA loans	288,214	—
Gain (loss) on derivative instrument	9,056	(44,493)
Other noninterest income	10,891	7,817
Total noninterest income	385,641	469,023

Noninterest expense:
Salaries and employee benefits	702,907	729,475
Occupancy and equipment	152,501	185,004
Other operating expense	486,723	425,569
Total noninterest expense	1,342,131	1,340,048

Net income	$191,076	$79,611
Other comprehensive income (loss):
Unrealized holding gains arising during the period	(32,188)	355,145
Reclassification adjustment for gain realized in net loss	(63,558)	(65,351)
Tax effect	31,596	(95,632)
Other comprehensive income (loss)	(64,150)	194,162
Comprehensive income	$126,926	$273,773
Basic earnings per share	$0.06	$0.02
Diluted earnings per share	$0.06	$0.02
Dividends per share	$—	$—

See accompanying Notes to Condensed Consolidated Financial Statements

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2011 and 2010

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2011	2010
Cash flow from operating activities:
Net income	$191,076	$79,611
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	71,639	73,364
Net amortization (accretion)	78,651	(1,042)
Provision for loan losses	—	197,356
Gain on sale of securities available for sale	(63,558)	(65,351)
Gain on sale of SBA loans	(288,214)	—
Proceeds from sale of loans held for sale	—	1,163,068
Gain on sale of loans held for sale	—	(414,830)
Stock compensation expense	25,459	60,537
Decrease (increase) in interest receivable	201,897	(191,215)
Increase (decrease) in interest payable	(12,346)	28,223
Decrease in other assets	140,121	73,219
Increase in other liabilities	11,334	403,261

Net cash provided by operating activities	356,059	1,406,201

Cash flow from investing activities:
Purchase of federal funds sold	(54,000)	(2,425,000)
Increase in interest bearing deposits	(2,969,927)	(811,193)
Purchase of securities held to maturity	—	(2,201,465)
Purchase of securities available for sale	(1,010,469)	(12,202,425)
Proceeds from paydowns, calls and maturities of securities available for sale	3,287,526	982,362
Proceeds from sales of securities available for sale	7,286,906	2,538,000
Redemption (purchase) of restricted stock	53,250	(31,600)
Proceeds from sale of foreclosed real estate	17,713	—
Net decrease (increase) in loans	1,603,987	(5,393,117)
Purchase of premises and equipment	(8,962)	(1,324)

Net cash provided (used) by investing activities	8,206,024	(19,545,762)

Cash flow from financing activities:
Net increase (decrease) in deposits	(5,611,180)	20,906,043
Net decrease in secured borrowings	(1,176,583)	—
Proceeds from federal funds purchased	575,000	—
Repayment of line of credit	—	(2,525,000)
	.
Net cash provided (used) by financing activities	(6,212,763)	18,381,043

Net change in cash	2,349,320	241,482

Cash at the beginning of the period	1,220,785	1,695,884

Cash at the end of the period	$3,570,105	$1,937,366

Supplemental disclosures of cash flow information -
Interest paid	$443,332	$492,130
Transfer of loan principal to foreclosed real estate	$—	$(291,377)

See accompanying Notes to Condensed Consolidated Financial Statements

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

March 31, 2011

(unaudited)

1.             BASIS OF PRESENTATION

The consolidated financial information included for Touchmark Bancshares, Inc. herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.  These statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Basis of Accounting: The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, shareholders’ equity and net income. Actual results may differ significantly from those estimates. The Company uses the accrual basis of accounting by recognizing revenues when they are earned and expenses in the period incurred, without regard to the time of receipt or payment of cash.

Allowance for Loan Losses: Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company’s allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Due to our limited operating history, the loans in our loan portfolio and our lending relationships are of recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher or lower than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. The allowance for loan losses is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.

The process of reviewing the adequacy of the allowance for loan losses requires management to make numerous judgments and assumptions about current events and subjective judgments, including the likelihood of loan repayment, risk evaluation, historical losses, extrapolation of historical losses of similar banks, and similar judgments and assumptions. If these assumptions prove to be incorrect, charge-offs in future periods could exceed the allowance for loan losses.

The allowance for loan losses may consist of specific, general, and unallocated components.  The specific component relates to loans that are classified as impaired.  For loans that are classified as impaired, an allowance is established when the collateral value, discounted cash flows or the observable market price of the impaired loan is lower than the carrying value of the loan. General allowances are established for non-

impaired loans.  These loans are assigned a loan category, and the allocated allowance for loan losses is determined based upon the loss percentage factors that correspond to each loan category.

The general reserves are determined based on consideration of historic and peer loss data, and the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Construction and development loans — Loans in this segment primarily include real estate development loans for which payment is derived from sale of the property as well as construction projects in which the property will ultimately be used by the borrower. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

Real estate - mortgage — The Company generally does not originate loans with a loan-to-value ratio greater than 85 percent and does not grant subprime loans. Loans in this segment are dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates will have an effect on the credit quality in the segment.

Commercial real estate — Loans in this segment are primarily income-producing properties. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management monitors the cash flows of these loans.

Commercial and industrial loans — Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

Stock Based Compensation: The Company has adopted the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) 718, Stock Compensation. Upon issuance of the Director and Organizer warrants, compensation cost was recognized in the consolidated financial statements of the Company for all share-based payments granted, based on the grant date fair value as estimated in accordance with the provisions of FASB ASC 718, which requires recognition of expense equal to the fair value of the warrant over the vesting period of the warrant. There were no options or warrants granted in the first quarter 2011.

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility for the period has been determined based on expected volatility of similar entities. The expected term of warrants granted is based on the short-cut method and represents the period of time that the warrants granted are expected to be outstanding. Expected dividends are based on dividend trends and the market price of the Company’s stock at grant date. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company recorded compensation expense related to the warrants of $0 and $8,900 for the three months ended March 31, 2011 and 2010, respectively.

At March 31, 2011, there was no unrecognized compensation cost related to warrants. The weighted average remaining contractual life of the warrants outstanding as of March 31, 2011 was approximately 6.78 years. The Company had 469,167 warrants exercisable as of March 31, 2011.

Through March 31, 2011, the Company issued 203,322 options to purchase common stock to employees of the Company or the Bank and the Company issued 10,000 options to purchase common stock to a new director.  There were no options issued during the first three months of 2011. Upon issuance of options, compensation cost is recognized in the consolidated financial statements of the Company for all options granted, based on the grant date fair value as estimated in accordance with the provisions of FASB ASC 718, which requires recognition of expense equal to the fair value of the options over the vesting period of the options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility for the period has been determined based on expected volatility of similar entities. The expected term of options granted is based on the short-cut method and represents the period of time that the options granted are expected to be outstanding. Expected dividends are based on dividend trends and the market price of the Company’s stock at grant date. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company recorded stock-based compensation expense related to the options of $25,459 and $51,637 during the three months ended March 31, 2011 and 2010, respectively.

At March 31, 2011, there was $79,745 of unrecognized compensation cost related to options outstanding, which is expected to be recognized over a weighted-average period of 0.29 years. The weighted average remaining contractual life of the options outstanding as of March 31, 2011 was approximately 7.8 years. The Company had 102,217 options exercisable as of March 31, 2011.

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

Statement of Cash Flows: The statement of cash flows was prepared using the indirect method. Under this method, net income was reconciled to net cash flows provided by operating activities by adjusting for the effects of operating activities.

Cash and Cash Equivalents: For purposes of presentation in the statement of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks.” Cash flows from deposits, federal funds purchased and sold, secured borrowings, and originations, renewals and extensions of loans are reported net.

3.             SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair value of available for sale securities at March 31, 2011, are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S Government-sponsored enterprises (GSEs)	$9,990,055	$15,698	$(287,996)	$9,717,757
Municipal bonds	7,553,529	—	(354,661)	7,198,868
Mortgage-backed GSE residential	22,757,963	70,552	(284,958)	22,543,557
	$40,301,547	$86,250	$(927,615)	$39,460,182

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities available for sale at December 31, 2010, are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Government-sponsored enterprises (GSEs)	$15,988,874	$17,624	$(228,952)	$15,777,546
Municipal bonds	10,783,782	6,349	(374,200)	10,415,931
Mortgage-backed GSE residential	23,108,103	76,008	(242,448)	22,941,663
	$49,880,759	$99,981	$(845,600)	$49,135,140

The amortized cost and estimated fair value of investment securities available for sale at March 31, 2011, by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available
	For Sale
		Estimated
	Amortized	Fair
	Cost	Value

Due in one year or less	$3,820,305	$3,798,968
Due after one year but less than five years	18,755,294	18,457,843
Due after five years but less than ten years	12,146,959	11,888,092
Due after ten years	5,578,989	5,315,279
	$40,301,547	$39,460,182

For the purpose of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral.  The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

During the first quarter of 2011, the Company had gross gains on sales of securities of $90,312 and gross losses on sales of securities of $26,754. The Company had gross gains on sales of securities of $65,351 and no losses on sales of securities during the first quarter of 2010.

Information pertaining to securities with gross unrealized losses at March 31, 2011 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than		More than
	Twelve Months		Twelve Months		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
GSEs	$(287,996)	$7,710,817	$—	$—	$(287,996)	$7,710,817
Municipal bonds	(354,661)	7,198,868	—	—	(354,661)	7,198,868
Mortgage-backed securities GSE residential	(284,958)	12,950,208	—	—	(284,958)	12,950,208
	$(927,615)	$27,859,893	$—	$—	$(927,615)	$27,859,893

Information pertaining to securities with gross unrealized losses at December 31, 2010 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than		More than
	Twelve Months		Twelve Months		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
GSEs	$(228,952)	$13,769,799	$—	$—	$(228,952)	$3,769,799
Municipal bonds	(374,200)	8,793,759	—	—	(374,200)	8,793,759
Mortgage-backed securities GSE residential	(241,751)	14,911,044	(697)	117,839	(242,448)	15,028,883
	$(844,903)	$37,474,602	$(697)	$117,839	$845,600)	$37,592,441

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At March 31, 2011, thirty-four debt securities have unrealized losses with aggregate depreciation of 3.22% from the Company’s amortized cost basis. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Although some of the issuers have shown declines in earnings and/or a weakened financial condition as a result of the weakened economy, no credit issues have been identified that cause management to believe the declines in market value are other than temporary. As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

GSE debt securities. The unrealized losses on the eight investments in GSEs were caused by interest rate increases. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2011.

Municipal bonds.  The Company’s unrealized loss on eleven investments in municipal bonds relates to interest rate increases. Management currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Because the Company does not plan to sell the investments, and because it is not more likely than not that the Company will be required to sell the investments before recovery of their par value, which may be maturity, management does not consider these investments to be other-than-temporarily impaired at March 31, 2011.

Mortgage-backed GSE residential.  The unrealized losses on the Company’s investment in fifteen residential GSE mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has no immediate plans to sell the investments, and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, management does not consider those investments to be other-than-temporarily impaired at March 31, 2011.

4.             LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of loans as of March 31, 2011 and December 31, 2010 is summarized as follows:

	March 31, 2011	December 31, 2010
Construction and development	$15,055,020	$16,976,039
Real estate - mortgage	8,459,896	7,592,015
Commercial real estate	52,936,202	54,127,557
Commercial and industrial	8,608,155	7,716,180
Other	581,905	556,802
Unearned fees	85,641,178	86,968,593
Allowance for loan losses	(214,357)	(225,999)
	(3,462,375)	(3,462,375)
Loans, net	$81,964,446	$83,280,219

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

Construction and Development

Loans in this segment include real estate development loans for which the source of repayment is the sale of the property as well as construction projects in which the property will ultimately be used by the borrower. Total construction and development loans as of March 31, 2011 were 17.6% of the total loan portfolio.

Real Estate - Mortgage

These are loans secured by real estate mortgages.  Total real estate mortgage loans as of March 31, 2011 were 9.9% of the total loan portfolio.

Commercial Real Estate

The commercial real estate portfolio represents the largest category of the Company’s loan portfolio.  These loans are primarily income-producing properties and are dependent upon the borrower’s cash flow.  Total commercial real estate loans as of March 31, 2011 were 61.8% of the total loan portfolio.

Commercial and Industrial

Loans in this segment are made to businesses and are generally secured by business assets.  Total commercial and industrial loans as of March 31, 2011 were 10.1% of the total loan portfolio.

Other

Loans in this segment are made to individuals and are secured by personal assets or unsecured.  Total other loans as of March 31, 2011 were 0.6% of the total loan portfolio.

Changes in the allowance for loan losses for the period ending March 31, 2011 and  March  31, 2010 are as follows

	March 31, 2011	March 31, 2010
Balance, beginning of year	$3,462,375	$1,445,522
Provision charged to operations	—	$197,356
Loans charged off	—	—
Recoveries	—	—
Balance, end of period	$3,462,375	$1,642,878

The allowance for loan losses for the three months ended March 31, 2011, by portfolio segment, is as follows (in thousands):

Loans reported on the balance sheet are reported net of deferred loan fees of $214,357.

	Construction and Development	Real Estate - Mortgage	Commercial Real Estate	Commercial and Industrial	Other	Total

Allowance for loan losses:
Beginning balance	$1,259,996	$68,905	$1,933,810	$156,457	$43,207	$3,462,375
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision	—	—	—	—	—	—
Reallocation	(81,645)	(41,111)	(464,226)	583,967	3,315	—
Ending balance	$1,178,351	$27,494	$1,469,584	$740,424	$46,522	$3,462,375

Ending balance - individually evaluated for impairment	$—	$—	$932,951	$—	$—	$932,951

Ending balance - loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Gross Loans:

Ending Balance	$15,055,020	$8,459,896	$52,936,202	$8,608,155	$581,905	$85,641,178

Ending balance - individually evaluated for impairment	$2,043,300	$—	$5,920,765	$—	$—	$7,964,065

Ending balance - loans acquired with deteriorated credit quality	$—	$—	$518,995	$—	$—	$518,995

The allowance for loan losses for the twelve months ended December 31, 2010, by portfolio segment, is as follows (in thousands):

Loans reported on the balance sheet are reported net of deferred loan fees of $225,999.

	Construction and Development	Real Estate - Mortgage	Commercial Real Estate	Commercial and Industrial	Other	Total

Allowance for loan losses:
Beginning balance	$411,549	$71,875	$876,826	$61,947	$23,325	$1,445,522
Charge-offs	(1,476,700)	—	(1,517,235)	—	(99,929)	(3,093,864)
Recoveries	—	—	—	—	—	—
Provision	2,325,147	(2,970)	2,574,219	94,510	119,811	5,110,717
Ending balance	$1,259,996	$68,905	$1,933,810	$156,457	$43,207	$3,462,375

Ending balance - individually evaluated for impairment	$—	$—	$950,176	$—	$—	$950,176

Ending balance - loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Loans:

Ending Balance	$16,976,039	$7,592,015	$54,127,557	$7,716,180	$556,802	$86,968,593

Ending balance - individually evaluated for impairment	$2,043,300	$—	$6,133,014	$—	$—	$8,176,314

Ending balance - loans acquired with deteriorated credit quality	$—	$—	$518,995	$—	$—	$518,995

Impaired loans as of March 31, 2011 and December 31, 2010, by portfolio segment, are as follows:

March 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Construction and development	$2,043,300	$3,520,000	$—	$2,043,300	$—
Real estate - mortgage	—	—	—	—	—
Commercial real estate	1,347,862	1,449,360	—	1,347,862	—
Commercial and industrial	—	—	—	—	—
Other	—	—	—	—	—

With a related allowance recorded:
Construction and development	—	—	—	—	—
Real estate - mortgage	—	—	—	—	—
Commercial real estate	4,572,903	6,742,903	932,951	4,679,028	—
Commercial and industrial	—	—	—	—	—
Other	—	—	—	—	—

December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Construction and development	$2,043,300	$2,043,300	$—	$1,871,650	$—
Real estate - mortgage	—	—	—	—	—
Commercial real estate	1,347,862	1,347,862	—	2,772,549	—
Commercial and industrial	—	—	—	—	—
Other	—	—	—	—	—

With a related allowance recorded:
Construction and development	—	—	—	—	—
Real estate - mortgage	—	—	—	—	—
Commercial real estate	4,785,152	4,785,152	950,176	2,392,576	—
Commercial and industrial	—	—	—	—	—
Other	—	—	—	—	—

A primary credit quality indicator for financial institutions is delinquent balances.  Following are the delinquent amounts, by portfolio segment, as of March 31, 2011and December 31, 2010:

March 31, 2011	Current	30 - 89 Days	Accruing Greater Than 90 Days	Total Accruing Past Due	Non-accrual	Total Financing Receivables

Construction and development	$13,011,720	$—	$—	$—	$2,043,300	$15,055,020
Real estate - mortgage	8,459,896	—	—	—	—	8,459,896
Commercial real estate	47,015,437	—	—	—	5,920,765	52,936,202
Commercial and industrial	8,608,155	—	—	—	—	8,608,155
Other	581,905	—	—	—	—	581,905

December 31, 2010	Current	30 - 89 Days	Accruing Greater Than 90 Days	Total Accruing Past Due	Non-accrual	Total

Construction and development	$13,585,248	$1,347,491	$—	$1,347,491	$2,043,300	$16,976,039
Real estate - mortgage	7,592,015	—	—	—		7,592,015
Commercial real estate	47,994,543	—	—	—	6,133,014	54,127,557
Commercial and industrial	7,716,180	—	—	—		7,716,180
Other	556,802	—	—	—		556,802

The Company utilizes a nine grade internal loan rating system for its loan portfolio as follows:

•                  Loans rated 1-4 (Pass) — Loans in these categories have low to average risk.

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

The following table presents the Company’s loans by risk rating at March 31, 2011 and December 31, 2010:

March 31, 2011	Construction and Development	Real Estate - Mortgage	Commercial Real Estate	Commercial and Industrial	Other	Total
Rating:
1-4 (Pass)	$8,664,229	$8,267,135	$47,015,437	$8,608,155	$522,627	$73,077,583
5 (Internal Watch List)	1,347,491	192,761	—	—	59,278	1,599,530
6 (Special Mention)	—	—	—	—	—	—
7 (Substandard)	5,043,300	—	5,920,765	—	—	10,964,065
8 (Doubtful)	—	—	—	—	—	—
9 (Loss)	—	—	—	—	—	—
Total	$15,055,020	$8,459,896	$52,936,202	$8,608,155	$581,905	$85,641,178

December 31, 2010	Construction and Development	Real Estate - Mortgage	Commercial Real Estate	Commercial and Industrial	Other	Total

Rating:
1-4 (Pass)	$10,585,248	$7,386,492	$47,994,543	$7,716,180	$491,797	$74,174,260
5 (Internal Watch List)	—	205,523	—	—	65,005	270,528
6 (Special Mention)	—	—	—	—	—	—
7 (Substandard)	6,390,791	—	6,133,014	—	—	12,523,805
8 (Doubtful)	—	—	—	—
9 (Loss)	—	—	—	—	—	—
Total	$16,976,039	$7,592,015	$54,127,557	$7,716,180	$556,802	$86,968,593

5.             FAIR VALUE MEASUREMENTS

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

The tables below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2011	(Level 1)	(Level 2)	(Level 3)	Total
Investment securities available-for-sale	$—	$39,460,182	$—	$39,460,182
Derivative instruments	—	—	85,209	85,209
Loans held for sale	—	—	518,995	518,995
Total assets at fair value	$—	$39,460,182	$604,204	$40,064,386

Assets as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2010	(Level 1)	(Level 2)	(Level 3)	Total
Investment securities available-for-sale	$—	$49,135,140	$—	$49,135,140
Derivative instruments	—	—	76,153	76,153
Loans held for sale	—	—	518,995	518,995
Total assets at fair value	$—	$49,135,140	$595,148	$49,730,288

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

	Loans Held	Derivative
	For Sale	Instruments
Balance, January 1, 2011	$518,995	$76,153
Sales of loans held for sale	—	—
Loan foreclosure	—	—
Mark to market gain	—	9,056
Balance, March 31, 2011	$518,995	$85,209

The following table presents the assets that are measured at fair value on a non-recurring basis by level within the fair value hierarchy as reported in the consolidated statements of financial position at March 31, 2011 and December 31, 2010.

As of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$3,639,952	$3,639,952
Foreclosed real estate	$—	$—	$273,664	$273,664

As of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$4,721,162	$4,721,162
Foreclosed real estate	$—	$—	$291,377	$291,377

At March 31, 2011 and December 31, 2010, in accordance with the provisions of the loan impairment guidance (FASB ASC 310-10-35), individual loans with a carrying amount of $3,639,952 and $4,721,162, net of partial charge-offs of $3,746,060 and $3,746,060, respectively, were considered impaired. No fair value adjustments occurred in the first quarter 2011in impaired loans and foreclosed real estate. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified as Level 3 in the fair value hierarchy. Collateral may include real estate, or business assets including equipment, inventory and accounts receivable. The value of real estate collateral is determined based on an appraisal by qualified licensed appraisers hired by the Company. The value of business equipment is based on an appraisal by qualified licensed appraisers hired by the Company if significant, or the equipment’s net book value on the business’ financial statements. Inventory and accounts receivable collateral are valued based on independent field examiner review or aging reports. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business. Impaired loans are evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

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

Federal Home Loan Bank (“FHLB”) advances and Federal funds purchased. Fair values of fixed rate FHLB advances and Federal funds purchased are estimated using discounted cash flow analyses based on the Bank’s current incremental borrowing rates for similar types of borrowing arrangements.  The carrying values of variable rate FHLB advances and Federal funds purchased approximate fair value.

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

The Company’s carrying amounts and estimated fair values of financial instruments as of March 31, 2011 and December 31, 2010 (in thousands) were as follows:

	March 31		December 31
	2011		2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and due from banks	$3,570	$3,570	$1,221	$1,221
Federal funds sold	54	54	—	—
Interest-bearing accounts with other banks	5,530	5,530	2,560	2,560
Securities available for sale	39,460	39,460	49,135	49,135
Restricted stock	1,387	1,387	1,440	1,440
Loan held for sale	519	519	519	519
Loans receivable	81,964	83,371	83,280	83,481
Accrued interest receivable	437	437	639	639
Derivative instruments	85	85	76	76

Liabilities:
Deposits	101,524	101,780	107,135	107,429
Accrued interest payable	69	69	82	82
Federal funds purchased	575	575	—	—
FHLB advances	11,400	11,435	11,400	11,436
Secured borrowings	851	851	2,027	2,027

6.             EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and warrants. Weighted average shares outstanding for the three months ended March 31, 2011 and 2010 were 3,465,391. Basic earnings per share for the three months ended March 31, 2011 and 2010 was $0.06 and $0.02, respectively. Diluted earnings per share does not vary from basic earnings per share due to the exercise prices exceeding the current share price.

7.             DERIVATIVE INSTRUMENT

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

In this transaction, the Company purchased an interest rate cap at 0.75% based on the 1 month LIBOR rate.  Additionally, the Company sold an interest rate cap with the strike at 2.50% based on the 1 month LIBOR rate. Each of these transactions are forward start transactions with an effective date of July 1, 2010 and a termination date of July 1, 2013.  The notional amount for each is $10,000,000.  The interest rate corridor transaction is considered a stand alone derivative instrument, and as such will be recorded in the financial statements at fair value, with changes in fair value included in net income.  Additionally, this transaction has a net settlement feature, and the effects of the net settlement will be included in interest income or expense as appropriate.  The fair values as of March 31, 2011 and December 31, 2010 were $85,209 and $76,153, respectively, and were included in other assets.

8.             ACCOUNTING STANDARDS UPDATES

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

In April 2011, the FASB issued Accounting Standards Update No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU No. 2011-02”). ASU 2011-02 provides additional clarification for creditors in evaluating whether or not a debt restructuring involves a concession and whether a debtor is experiencing financial difficulties, both of which are the basis for determining whether a restructuring constitutes a troubled debt restructuring.  The amendments will be effective for the first interim or annual period beginning on or after June 15, 2011. ASU 2011-02 also requires disclosure of those items deferred in ASU 2011-01 for interim and annual periods beginning on or after June 15, 2011. ASU No. 2011-02 is not expected to have a significant impact on the Company’s disclosures, financial position or results of operations.

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

Company Overview

The following describes our results of operations for the three months ended March 31, 2011 and 2010, and also analyzes our financial condition as of March 31, 2011 and December 31, 2010.  Like most community banks, we expect to derive most of our income from interest that we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on the majority of which we pay interest. Consequently, one of the key measures of our success is our level of net interest income, which is the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. The company has experienced weak loan demand due to the current economic climate.  This weakened economy has forced us to curtail our growth and deleverage our balance sheet by 4.1% in an effort to preserve our interest spread, which is the difference between the yield we earn on interest-earning assets and the rate we pay on interest-bearing liabilities.

There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our earnings. We have included a detailed discussion of this process.

In addition to earning interest on our loans and investments, we earn income through fees and other charges to our customers and sales of SBA loans. We have also included a discussion of the various components of this noninterest income, as well as of our noninterest expense.

Industry Overview

Despite limited signs of economic improvement, the first three months of 2011 reflect continued economic instability which has negatively impacted liquidity and credit quality. Concerns regarding increased credit losses from the weakening economy have negatively affected capital and earnings of most financial institutions. Financial institutions have experienced significant declines in the value of collateral for real estate loans and serious deterioration in the credit quality of their loan portfolios.  These factors have resulted in record levels of non-performing assets, charge-offs and foreclosures.  The State of Georgia and the Atlanta metropolitan area in particular have gained the unfortunate distinction of experiencing among the highest incidences of bank closures nationwide since the onset of the 2007 financial crisis.

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

Treasury, the Federal Deposit Insurance Corporation (The “FDIC”) and other governmental agencies continue to evolve rules and regulations to implement the Emergency Economic Stabilization Act of 2008 (“EESA”), the Troubled Asset Relief Program (“TARP”), the Financial Stability Plan, the American Recovery and Reinvestment Act (“ARRA”) and related economic recovery programs, many of which curtail the activities of financial institutions.  In February of this year, we applied to the U.S. Treasury for the Small Business Lending Fund (SBLF), a new form of government-provided capital that was authorized under the Small Business Jobs Act (The “Jobs Act”), which was signed into law on September 27, 2010.  The SBLF doesn’t require the issuance of warrants and the Jobs Act includes specific assurance that recipients of SBLF are not considered TARP recipients (and therefore also not subject to the executive compensation restrictions that come with TARP).  SBLF draws from a source of funding separate from TARP and is administered by a separate organization in Treasury. Although we believe that our capital levels are substantial, the SBLF will enhance our growth opportunities for qualified small business commercial and industrial loans and loans secured by owner-occupied nonfarm, nonresidential real estate.   As of May 12, 2011, a decision regarding our application has not been received.

Difficult economic conditions are expected to prevail through the remainder of 2011. Reduced levels of commercial activity will continue to challenge prospects for stable balance sheet growth and earning asset yields at a time when the market for profitable commercial banking relationships is intensely competitive. As a result, financial institutions in general will continue to experience pressure on earning asset yields, funding costs, operating expenses, liquidity and capital.

Results of Operations for the Three Months Ended March 31, 2011 and 2010

Net earnings for the first quarter of 2011 were $191,076, or $0.06 per share compared to $79,611 or $0.02 per share for the first quarter 2010, an improvement of 140%. Earnings improved in the first quarter comparing year over year primarily due to no loan loss provision expense during the first quarter of 2011 based on management’s determination that the allowance for loan loss was deemed appropriate to support the risk inherent in the loan portfolio coupled with premiums recognized from SBA loan sales. Operating expenses remained at similar levels in the first quarter 2011 compared to the same time period last year.

Net interest income for the first quarter of 2011 was $1,147,566 compared to $1,147,992 for the same period last year. Declines in interest income of $89,793 quarter over quarter were offset by a reduction in interest expense of $89,367.  Our yield on earning assets was 4.99% for the first quarter compared to 5.49% for the same quarter last year.  Due to competitive pressure, loans have been originated at lower rates in 2011 versus 2010. Additionally, the yield on the investment portfolio declined due to the sale of corporate bonds during the later part of 2010, for the purpose of reducing the credit risk in the investment portfolio.

The cost of interest bearing liabilities declined to 1.61% in the first quarter of 2011 from 2.01% in the first quarter of 2010. This decrease was partially attributed to ending a promotional rate campaign on time deposits during the fourth quarter 2009 and the first quarter of 2010. Furthermore, rates offered on interest bearing deposits were reduced in 2010 to be in line with the local Atlanta market. The increase in noninterest bearing deposits helped offset the deposit roll off from the interest rate reductions. The overall impact on the net interest margin was minimal at 15 basis points year over year.  The Bank is targeting owner managed businesses and related operating accounts in order to bring account relationships to the Bank and thereby reducing the overall cost of funds.

As a result of our analysis of credit and lending conditions during the first three months of 2011, we have not identified any increased deterioration in our loan portfolio and have therefore held the allowance constant and is 4.04% of total loans. A provision of $197,356 was made in the first quarter of 2010 resulting in an allowance for loan loss of 2.24% of total loans as of March 31, 2010.

Noninterest Income

Total noninterest income decreased $83,382 in the first quarter of 2011 compared to the same period in 2010. The decline is attributable to the decrease in gains on loans held for sale recognized year to date 2011 versus $414,830 year to date 2010.  SBA premiums of $288,214 were recognized in the first quarter of 2011 and mitigated the decline in gains on loans held for sale.  Security gains remained relatively unchanged for the year to date period in 2011 versus year to date 2010. The interest rate corridor reflected a mark to market gain of $9,056 as of March 31, 2011 compared to a loss of $44,493 as of March 31, 2010. Service charges on deposit accounts and other non interest income have declined $8,522 or 25% for the period ended March 31, 2011 due to lower overdraft fees and fees related to SBA loans.

Noninterest Expenses

Total noninterest expenses increased slightly by $2,083 during the first quarter of 2011 compared to the same period in 2010. Stock based compensation expense was $35,078 less during the first quarter 2011 compared to the first quarter 2010 due to stock option forfeitures occurring in the third quarter of 2010. Also, occupancy expense, in particular rental expense, has declined $24,105 comparing YTD 2011versus YTD 2010 due to the cancellation of the leases at a former bank location.  Lease termination fees of $79,400 associated with this transaction were recognized in 2010. The aforementioned cost savings were offset by $37,532 in increased expenses related to nonperforming loans and a $52,012 increase in supervisory assessments.

The primary components in the other operating expense category for the three months ended March 31, 2011 were $119,919 in data processing and IT related services, $92,772 in regulatory assessments, and $72,857 in professional fees. In comparison, the primary components in the other operating expense category for the three months ended March 31, 2010 were,$76,387 in data processing and IT related services, $69,315 in professional fees, and $50,989 in loan collection expenses.

The following tables calculate the net yield on earning assets as of March 31, 2011 and 2010, respectively. Net yield on earning assets, defined as net interest income annualized, divided by average interest earning assets, was at 3.63% for the three months ended March 31, 2011, a decrease of 15 basis points from 3.78% at March 31, 2010.

For the three months ended March 31, 2011

(Dollars in thousands)

Description	Average Assets/Liabilities	Interest Income/Expense	Yield/Cost
Interest Earning Assets
Federal Funds Sold	$707	$—	0.15%
Securities	49,435	391	3.16%
Loans (1)	76,496	1,188	6.21%
Total	$126,638	1,579	4.99%

Interest Bearing Liabilities
Interest Bearing Demand Deposits	$39,496	106	1.07%
Time Deposits	54,503	252	1.85%
Other Borrowings	12,900	73	2.26%
Total	$106,899	431	1.61%
Net interest income		$1,148
Net yield on earning assets			3.63%

(1) Average nonaccrual loans of $8,291,190 were deducted from average loans

For the three months ended March 31, 2010

(Dollars in thousands)

Description	Average Assets/Liabilities	Interest Income/Expense	Yield/Cost
Interest Earning Assets
Federal Funds Sold	$1,291	$1	0.31%
Securities	55,176	541	3.92%
Loans (1)	65,096	1,126	6.92%
Total	$121,563	1,668	5.49%
Interest Bearing Liabilities
Interest Bearing Demand Deposits	$31,565	156	1.98%
Time Deposits	50,473	286	2.27%
Other Borrowings	21,570	78	1.45%
Total	$103,608	520	2.01%
Net interest income		$1,148
Net yield on earning assets			3.78%

(1) Average nonaccrual loans of $7,566,133 were deducted from average loans

Assets and Liabilities

General

Total assets were $138,935,369 at March 31, 2011 a decrease of $6,061,390 or 4.18% from December 31, 2010. Earning assets likewise declined 5.86% from December 31, 2010 to end the quarter at $128,914,487. Net loans were $81,964,446 at March 31, 2011, a decrease of $1,315,773 from December 31, 2010. The most significant decline in earning assets was the $9,674,958 (19.69%) decrease in the investment portfolio.  This decrease is a result of investment strategies to sell the Company’s $3,243,278 tax free municipal bond portfolio, along with a $4,000,000 callable “Step Up” bond coupled with the call of a $2,000,000 “Step Up” bond.  The proceeds were used to repay maturing brokered funds during the first quarter 2011 which accounted for the majority of the deposit decline of

$5,611,180 or 5.24%. Management will continue to monitor and manage the level of brokered funds with the intent on becoming less reliant on them if loan demand remains weak.  Noninterest bearing deposits grew 37% or $2,899,394 during the first quarter 2011. Secured borrowings, related to SBA loan sales, declined by $1,176,583 from $2,027,311 at December 31, 2010.

Investments

At March 31, 2011, the carrying value of our securities and restricted stock amounted to $40,846,832. This included $22,543,557 in mortgage-backed securities, $9,717,757 in government agencies, $7,198,868 in municipals and $1,386,650 in restricted equity securities. The restricted equity securities are comprised of stock in the Federal Reserve Bank of Atlanta, the Federal Home Loan Bank of Atlanta, and the Independent Bankers Bank of Florida. As of December 31, 2010, the carrying value of our securities and restricted stock amounted to $50,575,040.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, we intend to invest a substantial percentage of our earning assets in our loan portfolio. At March 31, 2011, our loan portfolio consisted of $15,055,020 in construction and development loans, $8,459,896 in real estate mortgage loans, $52,936,202 in commercial real estate loans, $8,608,155 in commercial and industrial loans, and $581,905 in other loans. The Bank had $7,964,065 in nonaccrual loans at March 31, 2011. Additionally, the Bank has had no charge-offs or recoveries during the three months ended March 31, 2011.

We had no loans more than 90 days past due that were still accruing interest and we had one troubled debt restructuring at March 31, 2011 of $3,242,903. Total non-performing loans at March 31, 2011 amounted to $8,483,060; of which $518,995 are loans purchased with intent to sell and are characterized as loans held for sale on our balance sheet.  Included in non-performing loans at March 31, 2011 are $7,964,065 of impaired loans, which are comprised of six loans.  Total non-performing loans at December 31, 2010 amounted to $8,695,309, of which $518,995 were loans purchased with intent to sell.

The following table summarizes average loan balances for the three months ended March 31, 2011 and 2010 determined using the daily average balance, changes in the allowance for loan losses and the ratio of net charge-offs to period average loans.

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Average amount of loans outstanding	$84,787,046	$71,869,458
Balance of allowance for loan losses at beginning of period	3,462,375	1,445,522
Loans recovered	—	—
Loans charged-off	—	—
Additions to the allowance during the period	—	197,356
Balance of allowance for loan losses at the end of the period	3,462,375	1,642,878

Ratio of net loans charged off during the period to average loans outstanding	0.00%	0.00%

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense in our consolidated statement of income. The allowance for loan losses was $3,462,375 as of March 31, 2011, which is unchanged from December 31, 2010.  Our allowance for loan loss amounted to 4.04% of our loan portfolio at March 31, 2011 and 3.98% of the loan portfolio at December 31, 2010.  Our allowance for loan loss as a percentage of the total portfolio has risen due to contraction in our portfolio.  As a result of our analysis of credit and lending conditions during the first three months of 2011, we have not identified increased deterioration in our loan portfolio and have therefore held the allowance constant.  The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that management has identified and may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions regarding current portfolio and economic conditions, which we believe to be reasonable, but which may or may not prove to be accurate. We periodically determine the amount of the allowance based on our consideration of several factors, including an ongoing review of the quality, mix and size of our overall loan portfolio, our historical loan loss experience, evaluation of economic conditions and other qualitative factors, specific problem loans and commitments that may affect the borrower’s ability to pay.

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

Following is a category detail of our allowance percentage and reserve balance by loan type (gross of unearned loan fees) at March 31, 2011 and December 31, 2010.

	March 31, 2011	March 31, 2011	December 31, 2010	December 31, 2010
	Calculated	Reserve	Calculated	Reserve
Loan Group Description	Reserves	%	Reserves	%
Construction and development	1,178,351	7.83%	1,259,996	7.42%
Real estate – mortgage	27,494	0.32%	68,905	0.91%
Commercial real estate	1,469,584	2.78%	1,933,810	3.57%
Commercial and industrial	740,424	8.60%	156,457	2.03%
Other	46,522	7.99%	43,207	7.75%
Total Allowance for Loan Loss	$3,462,375	4.04%	3,462,375	3.98%

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

Deposits

Our primary source of funds for loans and securities is deposits and Federal Home Loan Bank advances. At March 31, 2011, we had $101,523,560 in deposits, which consisted primarily of $10,669,346 in non-interest bearing demand deposit accounts, $49,949,276 in time deposits, and $40,904,938 of other interest bearing accounts. The deposit mix as of December 31, 2010 was $7,769,952 in non-interest bearing demand deposit accounts, $59,648,559 in time deposits, and $39,716,229 of other interest bearing accounts.

Secured Borrowings

Secured borrowings are derived from the transfer of financial assets, specifically SBA loan sales.  These liabilities present credit risk as they are related to corresponding loans receivable.  At March 31, 2011, the total outstanding balance of loans related to these secured borrowings were $850,728.

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

Our primary sources of liquidity are deposits, borrowings, scheduled repayments on our loans, and interest on and maturities of our securities. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. Occasionally, we might sell securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. As of March 31, 2011, our primary source of liquidity included our securities portfolio, lines of credit available with correspondent banks totaling $17,200,000, and a line of credit with the Federal Home Loan Bank of Atlanta. We believe our liquidity levels are adequate to meet our operating needs.

Off-Balance Sheet Risk

Through the operations of the Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2011, we had issued commitments to extend credit of $10,669,323 through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources

Total shareholders’ equity increased from $24.1 million at December 31, 2010 to $24.3 million at March 31, 2011, primarily as a result of net income.

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

At the bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies. To be considered “adequately capitalized” under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%. To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. For the first years of operation, during the Bank’s “de novo” period, the Bank will be required to maintain a leverage ratio of at least 8%. The Bank exceeded its minimum regulatory capital ratios as of March 31, 2011, as well as the ratios to be considered “well capitalized.”

The following table sets forth the Bank’s various capital ratios at March 31, 2011.

Bank
Total risk-based capital	21.15%

Tier 1 risk-based capital	19.87%

Leverage capital	14.41%

We believe that our capital is sufficient to fund the activities of the Bank in its early years of operation and that the rate of asset growth will not negatively impact the capital base. As of March 31, 2011, there were no significant firm commitments outstanding for capital expenditures.

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

Allowance for Loan Losses. We believe that the determination of the allowance for loan losses is the critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the section titled “Allowance for Loan Losses” in Note 2 to the consolidated financial statements contained in this report on Form 10-Q for a more detailed description of the methodology related to the allowance for loan losses.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of March 31, 2011 from that presented under the heading “Liquidity and Interest Rate Sensitivity” and the Market Risk in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2011.

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 6.  Exhibits

Exhibit No.	Description of Exhibits

3.1	Articles of Incorporation (incorporated by reference to the Registration Statement on Form SB-2, filed with the SEC on June 18, 2007).

3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to the Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2, filed with the SEC on February 1, 2008).

3.3	Bylaws (incorporated by reference to the Registration Statement on Form SB-2, filed with the SEC on June 18, 2007).

31.1	Rule 13a-14(a)/15d — 14(a) Certification of the Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d — 14(a) Certification of the Chief Financial Officer.*

32.1	Section 1350 Certifications.*

*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Touchmark Bancshares, Inc.

Date: May 13, 2011	By:	/s/ Pin Pin Chau
Pin Pin Chau
President and Chief Executive Officer
(principal executive officer)

Date: May 13, 2011	By:	/s/ Jorge L. Forment
Jorge L. Forment
Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

31.1	Rule 13a-14(a)/15d — 14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d — 14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certifications.