Form 10-Q
period 2011-06-30
Touchmark Bancshares, Inc.
filed 2011-08-15
CIK 1403008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 3,465,391 shares of common stock, par value $.01 per share, outstanding as of August 15, 2011.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Condensed Consolidated Balance Sheets

June 30, 2011 and December 31, 2010

	(Unaudited)
	June 30,	December 31,
	2011	2010
ASSETS

Cash and due from banks	$1,884,514	$1,220,785
Federal funds sold	125,000	—
Interest-bearing accounts with other banks	4,092,224	2,560,287
Investment securities available for sale	43,864,131	49,135,140
Restricted stock	1,440,650	1,439,900
Loans held for sale	518,995	518,995
Loans, less allowance for loan losses of $3,465,776 and $3,462,375	72,059,957	83,280,219
Accrued interest receivable	536,022	638,703
Premises and equipment	2,613,993	2,739,929
Foreclosed real estate	3,458,664	291,377
Land held for sale	2,409,023	2,409,023
Other assets	361,833	762,401
Total assets	$133,365,006	$144,996,759

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits:
Non-interest bearing demand	$10,536,454	$7,769,952
Interest-bearing	84,930,993	99,364,788
Total deposits	95,467,447	107,134,740
Accrued interest payable	40,767	81,747
Federal Home Loan Bank advances	12,500,000	11,400,000
Secured borrowings	—	2,027,311
Other liabilities	578,626	222,687
Total liabilities	108,586,840	120,866,485

Shareholders’ Equity
Preferred stock, no par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 3,465,391 issued and outstanding	34,654	34,654
Paid in capital	36,141,943	36,091,663
Accumulated deficit	(11,556,372)	(11,496,478)
Accumulated other comprehensive income(loss)	157,941	(499,565)
Total shareholders’ equity	24,778,166	24,130,274

Total liabilities and shareholders’ equity	$133,365,006	$144,996,759

See accompanying Notes to Condensed Consolidated Financial Statements

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Three and Six Months Ended June 30, 2011 and 2010

(Unaudited)

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Interest income:
Loans, including fees	$1,200,574	$1,137,829	$2,388,372	$2,264,677
Investment income	369,850	640,278	760,347	1,181,291
Federal funds sold	349	321	606	805
Total interest income	1,570,773	1,778,428	3,149,325	3,446,773

Interest expense:
Deposits	305,580	500,494	663,089	942,884
Federal Home Loan Bank advances	69,704	69,939	139,566	139,801
Other borrowings	869	1,976	4,484	10,077
Total interest expense	376,153	572,409	807,139	1,092,762

Net interest income	1,194,620	1,206,019	2,342,186	2,354,011
Provision for loan losses	209,563	540,654	209,563	738,010
Net interest income after provision for loan losses	985,057	665,365	2,132,623	1,616,001

Noninterest income:
Service charges on deposit accounts and other fees	12,832	11,250	26,754	36,768
Gain (loss) on sale of securities available for sale	(3,485)	316,532	60,073	381,883
Gain on sale of loans held for sale	—	3,273	—	418,103
Gain on sale of SBA loans	191,575	169,340	479,789	169,340
Loss on derivative instrument	(51,510)	(105,913)	(42,454)	(150,406)
Other noninterest income	11,954	18,436	22,845	26,253
Total noninterest income	161,366	412,918	547,007	881,941

Noninterest expense:
Salaries and employee benefits	708,730	673,931	1,411,637	1,403,406
Occupancy and equipment	152,037	181,239	304,538	366,243
Other operating expense	536,626	494,590	1,023,349	920,159
Total noninterest expense	1,397,393	1,349,760	2,739,524	2,689,808

Net loss	$(250,970)	$(271,477)	$(59,894)	$(191,866)
Other comprehensive income (loss):
Unrealized holding gains arising during the period	1,073,612	73,449	1,041,424	428,594
Reclassification adjustment for (gain) loss realized in net loss	3,485	(316,532)	(60,073)	(381,883)
Tax effect	(355,441)	80,217	(323,845)	(15,415)
Other comprehensive income (loss)	721,656	(162,866)	657,506	31,296
Comprehensive income (loss)	$470,686	$(434,343)	$597,612	$(160,570)
Basic loss per share	$(0.07)	$(0.08)	$(0.02)	$(0.06)
Diluted loss per share	$(0.07)	$(0.08)	$(0.02)	$(0.06)
Dividends per share	$—	$—	$—	$—

See accompanying Notes to Condensed Consolidated Financial Statements

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2011 and 2010

(Unaudited)

	Six	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2011	2010
Cash flow from operating activities:
Net loss	$(59,894)	$(191,866)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	142,199	146,764
Net amortization	125,892	14,375
Provision for loan losses	209,563	738,010
Gain on sale of securities available for sale	(60,073)	(381,883)
Gain on sale of SBA loans	(479,789)	(169,340)
Gain on sale of loans held for sale	—	(418,103)
Proceeds from sale of loans held for sale	—	1,166,341
Stock compensation expense	50,280	121,074
Decrease (increase) in interest receivable	102,681	(313,506)
Increase (decrease) in interest payable	(40,980)	14,367
Decrease in other assets	154,514	217,922
Increase (decrease) in other liabilities	278,147	(453,419)

Net cash provided by operating activities	422,540	490,736

Cash flow from investing activities:
Purchase of federal funds sold	(125,000)	(1,100,000)
Decrease (increase) in interest bearing deposits	(1,531,937)	1,580,684
Purchase of securities held to maturity	—	(6,023,415)
Purchase of securities available for sale	(9,728,675)	(36,775,173)
Proceeds from paydowns, calls and maturities of securities available for sale	4,640,936	6,737,828
Proceeds from sales of securities available for sale	11,274,281	21,248,315
Purchase of restricted stock	(750)	(139,950)
Proceeds from sale of foreclosed real estate	17,713	—
Net decrease (increase) in loans	8,305,488	(13,512,280)
Purchase of premises and equipment	(16,263)	(4,389)

Net cash provided (used) by investing activities	12,835,793	(27,988,380)

Cash flow from financing activities:
Net increase (decrease) in deposits	(11,667,293)	37,893,972
Net increase (decrease) in secured borrowings	(2,027,311)	2,839,497
Proceeds from (repayment of) other borrowings	1,100,000	(12,525,000)
	.
Net cash provided (used) by financing activities	(12,594,604)	28,208,469

Net change in cash	663,729	710,825

Cash at the beginning of the period	1,220,785	1,695,884

Cash at the end of the period	$1,884,514	$2,406,709

Supplemental disclosures of cash flow information -
Interest paid	$848,119	$1,078,395
Transfer of loan principal to foreclosed real estate	$(3,185,000)	$(291,377)

See accompanying Notes to Condensed Consolidated Financial Statements

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

June 30, 2011

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

The results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

The Company recorded compensation expense related to the warrants of $0 and $17,800 for the six months ended June 30, 2011 and 2010, respectively.

At June 30, 2011, there was no unrecognized compensation cost related to warrants. The weighted average remaining contractual life of the warrants outstanding as of June 30, 2011 was approximately 6.53 years. The Company had 469,167 warrants exercisable as of June 30, 2011.

Through June 30, 2011, the Company issued 214,822 options to purchase common stock to employees of the Company or the Bank and the Company issued 10,000 options to purchase common stock to a director.  During the first six months of 2011, 11,500 options were issued compared to zero for the same time period last year. Upon issuance of options, compensation cost is recognized in the consolidated financial statements of the Company for all options granted, based on the grant date fair value as estimated in accordance with the provisions of FASB ASC 718, which requires recognition of expense equal to the fair value of the options over the vesting period of the options.

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

Six Months Ended June 30, 2011
Risk-free interest rate	2.53%
Expected life (years)	6.5
Expected volatility	56.10%
Expected dividends	0.00%
Expected forfeiture rate	28.99%
Weighted average fair value of options granted	$2.85

The Company recorded stock-based compensation expense related to the options of $50,280 and $103,274 during the six months ended June 30, 2011 and 2010, respectively.

At June 30, 2011, there was $80,870 of unrecognized compensation cost related to options outstanding, which is expected to be recognized over a weighted-average period of 0.93 years. The weighted average remaining contractual life of the options outstanding as of June 30, 2011 was approximately 8.5 years. The Company had 97,784 options exercisable as of June 30, 2011.

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

Statement of Cash Flows: The statement of cash flows was prepared using the indirect method. Under this method, net loss was reconciled to net cash flows provided by operating activities by adjusting for the effects of operating activities.

Cash and Cash Equivalents: For purposes of presentation in the statement of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks.” Cash flows from deposits, federal funds purchased and sold, secured borrowings, and originations, renewals and extensions of loans are reported net.

3.                                       SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair value of available for sale securities at June 30, 2011, are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S Government-sponsored enterprises (GSEs)	$5,500,000	$8,716	$(6,620)	$5,502,096
Municipal bonds	7,547,411	96,165	(96,711)	7,546,865
Mortgage-backed GSE residential	30,580,988	299,445	(65,263)	30,815,170
	$43,628,399	$404,326	$(168,594)	$43,864,131

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

The amortized cost and estimated fair value of investment securities available for sale at June 30, 2011, by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available
	For Sale
		Estimated
	Amortized	Fair
	Cost	Value

Due in one year or less	$3,930,876	$3,977,481
Due after one year but less than five years	15,711,098	15,844,416
Due after five years but less than ten years	14,307,011	14,417,155
Due after ten years	9,679,414	9,625,079
	$43,628,399	$43,864,131

For the purpose of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral.  The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

During the period ended June 30, 2011, the Company had gross gains on sales of securities of $89,323 and gross losses on sales of securities of $29,250. The Company had gross gains on sales of securities of $381,883 and no losses on sales of securities during the period ended June 30, 2010.

Information pertaining to securities with gross unrealized losses at June 30, 2011 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than		More than
	Twelve Months		Twelve Months		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
GSEs	$(6,620)	$1,993,380	$—	$—	$(6,620)	$1,993,380
Municipal bonds	(96,711)	3,524,345	—	—	(96,711)	3,524,345
Mortgage-backed securities GSE residential	(65,263)	9,991,599	—	—	(65,263)	9,991,599
	$(168,594)	$15,509,324	$—	$—	$(168,594)	$15,509,324

Information pertaining to securities with gross unrealized losses at December 31, 2010 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than		More than
	Twelve Months		Twelve Months		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
GSEs	$(228,952)	$13,769,799	$—	$—	$(228,952)	$13,769,799
Municipal bonds	(374,200)	8,793,759	—	—	(374,200)	8,793,759
Mortgage-backed securities GSE residential	(241,751)	14,911,044	(697)	117,839	(242,448)	15,028,883
	$(844,903)	$37,474,602	$(697)	$117,839	$(845,600)	$37,592,441

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At June 30, 2011, twenty debt securities have unrealized losses with aggregate depreciation of 1.07% from the Company’s amortized cost basis. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Although some of the issuers have shown declines in earnings and/or a weakened financial condition as a result of the weakened economy, no credit issues have been identified that cause management to believe the declines in market value are other than temporary. As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

GSE debt securities. The unrealized losses on the two investments in GSEs were caused by interest rate increases. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2011.

Municipal bonds.  The Company’s unrealized loss on seven investments in municipal bonds relates to interest rate increases. Management currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Because the Company does not plan to sell the investments, and because it is not more likely than not that the Company will be required to sell the investments before recovery of their par value, which may be maturity, management does not consider these investments to be other-than-temporarily impaired at June 30, 2011.

Mortgage-backed GSE residential.  The unrealized losses on the Company’s investment in eleven residential GSE mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has no immediate plans to sell the investments, and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, management does not consider those investments to be other-than-temporarily impaired at June 30, 2011.

4.                                       LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of loans as of June 30, 2011 and December 31, 2010 is summarized as follows:

	June 30, 2011	December 31, 2010
Construction and development	$9,005,401	$16,976,039
Real estate - mortgage	8,299,559	7,592,015
Commercial real estate	51,351,381	54,127,557
Commercial and industrial	6,502,254	7,716,180
Other	528,382	556,802
	75,686,977	86,968,593
Unearned fees	(161,244)	(225,999)
Allowance for loan losses	(3,465,776)	(3,462,375)
Loans, net	$72,059,957	$83,280,219

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

Construction and Development

Loans in this segment include real estate development loans for which the source of repayment is the sale of the property as well as construction projects in which the property will ultimately be used by the borrower. Total construction and development loans as of June 30, 2011 were 11.9% of the total loan portfolio.

Real Estate - Mortgage

These are loans secured by real estate mortgages.  Total real estate mortgage loans as of June 30, 2011 were 11.0% of the total loan portfolio.

Commercial Real Estate

The commercial real estate portfolio represents the largest category of the Company’s loan portfolio.  These loans are primarily income-producing properties and are dependent upon the borrower’s cash flow.  Total commercial real estate loans as of June 30, 2011 were 67.9% of the total loan portfolio.

Commercial and Industrial

Loans in this segment are made to businesses and are generally secured by business assets.  Total commercial and industrial loans as of June 30, 2011 were 8.6% of the total loan portfolio.

Other

Loans in this segment are made to individuals and are secured by personal assets or unsecured.  Total other loans as of June 30, 2011 were 0.6% of the total loan portfolio.

Changes in the allowance for loan losses for the periods ending June 30, 2011 and 2010 are as follows:

	June 30, 2011	June 30, 2010
Balance, beginning of year	$3,462,375	$1,445,522
Provision charged to operations	209,563	$738,010
Loans charged off	(206,162)	(99,929)
Recoveries	—	—
Balance, end of period	$3,465,776	$2,083,603

The allowance for loan losses for the three and six months ended June 30, 2011, by portfolio segment, is as follows:

Loans reported on the balance sheet are reported net of deferred loan fees of $161,244.

	Construction and Development	Real Estate - Mortgage	Commercial Real Estate	Commercial and Industrial	Other	Total

Allowance for loan losses:
For the three months ended June 30, 2011
Beginning balance	$1,178,351	$27,494	$1,469,584	$740,424	$46,522	$3,462,375
Charge-offs	(93,300)	—	(112,862)	—	—	(206,162)
Recoveries	—	—	—	—	—	—
Provision	(24,439)	(20,969)	272,734	(16,428)	(1,335)	209,563
Reallocation	(99,130)	48,253	44,565	47,183	(40,871)	—
Ending balance	$961,482	$54,778	$1,674,021	$771,179	$4,316	$3,465,776

For the six months ended June 30, 2011
Beginning balance	$1,259,996	$68,905	$1,933,810	$156,457	$43,207	$3,462,375
Charge-offs	(93,300)	—	(112,862)	—	—	(206,162)
Recoveries	—	—	—	—	—	—
Provision	(24,439)	(20,969)	272,734	(16,428)	(1,335)	209,563
Reallocation	(180,775)	6,842	(419,661)	631,150	(37,556)	—
Ending balance	$961,482	$54,778	$1,674,021	$771,179	$4,316	$3,465,776

Ending balance - individually evaluated for impairment	$—	$—	$1,346,653	$—	$—	$1,346,653

Ending balance - loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Gross Loans:

Ending Balance	$9,005,401	$8,299,559	$51,351,381	$6,502,254	$528,382	$75,686,977

Ending balance - individually evaluated for impairment	$—	$—	$4,552,903	$—	$—	$4,552,903

Ending balance - loans acquired with deteriorated credit quality	$—	$—	$518,995	$—	$—	$518,995

The allowance for loan losses for the twelve months ended December 31, 2010, by portfolio segment, is as follows:

Loans reported on the balance sheet are reported net of deferred loan fees of $225,999.

	Construction and Development	Real Estate - Mortgage	Commercial Real Estate	Commercial and Industrial	Other	Total

Allowance for loan losses:
Beginning balance	$411,549	$71,875	$876,826	$61,947	$23,325	$1,445,522
Charge-offs	(1,476,700)	—	(1,517,235)	—	(99,929)	(3,093,864)
Recoveries	—	—	—	—	—	—
Provision	2,325,147	(2,970)	2,574,219	94,510	119,811	5,110,717
Ending balance	$1,259,996	$68,905	$1,933,810	$156,457	$43,207	$3,462,375

Ending balance - individually evaluated for impairment	$—	$—	$950,176	$—	$—	$950,176

Ending balance - loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Loans:

Ending Balance	$16,976,039	$7,592,015	$54,127,557	$7,716,180	$556,802	$86,968,593

Ending balance - individually evaluated for impairment	$2,043,300	$—	$6,133,014	$—	$—	$8,176,314

Ending balance - loans acquired with deteriorated credit quality	$—	$—	$518,995	$—	$—	$518,995

Impaired loans as of June 30, 2011 and December 31, 2010, by portfolio segment, are as follows:

As of June 30, 2011
	Unpaid	Recorded	Recorded
	Total	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Construction and development	$—	$—	$—	$—	$—
Real estate - mortgage	—	—	—	—	—
Commercial real estate	6,722,903	—	4,552,903	4,552,903	1,346,653
Commercial and industrial	—	—	—	—	—
Other	—	—	—	—	—

Total	$6,722,903	$0	$4,552,903	$4,552,903	$1,346,653

As of December 31, 2010
	Unpaid	Recorded	Recorded
	Total	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Construction and development	$2,043,300	$2,043,300	$—	$2,043,300	$—
Real estate - mortgage	—	—	—	—	—
Commercial real estate	6,133,014	1,347,862	4,785,152	6,133,014	950,176
Commercial and industrial	—	—	—	—	—
Other	—	—	—	—	—

Total	$8,176,314	$3,391,162	$4,785,152	$8,176,314	$950,176

	Three months ended		Six months ended		Year Ended
	June 30, 2011		June 30, 2011		December 31, 2010
	Average		Average		Average
	Recorded	Income	Recorded	Income	Recorded
	Investment	Recognized	Investment	Recognized	Investment

Construction and development	$1,021,650	$—	$1,021,650	$—	$1,871,650
Real estate - mortgage	—	—	—	—	—
Commercial real estate	5,236,834	—	5,342,959	—	5,165,125
Commercial and industrial	—	—	—	—	—
Other	—	—	—	—	—

Total	$6,258,484	$—	$6,364,609	$—	$7,036,775

A primary credit quality indicator for financial institutions is delinquent balances.  Following are the delinquent amounts, by portfolio segment, as of June 30, 2011and December 31, 2010:

June 30, 2011	Current	30 - 89 Days	Accruing Greater Than 90 Days	Total Accruing Past Due	Non-accrual	Total Financing Receivables

Construction and development	$9,005,401	$—	$—	$—	$—	$9,005,401
Real estate - mortgage	8,299,559	—	—	—	—	8,299,559
Commercial real estate	46,798,478	—	—	—	4,552,903	51,351,381
Commercial and industrial	6,502,254	—	—	—	—	6,502,254
Other	528,382	—	—	—	—	528,382

December 31, 2010	Current	30 - 89 Days	Accruing Greater Than 90 Days	Total Accruing Past Due	Non-accrual	Total

Construction and development	$13,585,248	$1,347,491	$—	$1,347,491	$2,043,300	$16,976,039
Real estate - mortgage	7,592,015	—	—	—	—	7,592,015
Commercial real estate	47,994,543	—	—	—	6,133,014	54,127,557
Commercial and industrial	7,716,180	—	—	—	—	7,716,180
Other	556,802	—	—	—	—	556,802

The Company utilizes a nine grade internal loan rating system for its loan portfolio as follows:

•                  Loans rated 1-4 (Pass) - Loans in these categories have low to average risk.

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

The following table presents the Company’s loans by risk rating at June 30, 2011 and December 31, 2010:

June 30, 2011	Construction and Development	Real Estate - Mortgage	Commercial Real Estate	Commercial and Industrial	Other	Total
Rating:
1-4 (Pass)	$5,187,320	$8,299,559	$45,942,495	$6,459,361	$305,754	$66,194,489
5 (Internal Watch List)	3,818,081	—	855,983	42,893	222,628	4,939,585
6 (Special Mention)	—	—	—	—	—	—
7 (Substandard)	—	—	4,552,903	—	—	4,552,903
8 (Doubtful)	—	—	—	—	—	—
9 (Loss)	—	—	—	—	—	—
Total	$9,005,401	$8,299,559	$51,351,381	$6,502,254	$528,382	$75,686,977

December 31, 2010	Construction and Development	Real Estate - Mortgage	Commercial Real Estate	Commercial and Industrial	Other	Total

Rating:
1-4 (Pass)	$10,585,248	$7,386,492	$47,994,543	$7,716,180	$491,797	$74,174,260
5 (Internal Watch List)	—	205,523	—	—	65,005	270,528
6 (Special Mention)	—	—	—	—	—	—
7 (Substandard)	6,390,791	—	6,133,014	—	—	12,523,805
8 (Doubtful)	—	—	—	—
9 (Loss)	—	—	—	—	—	—
Total	$16,976,039	$7,592,015	$54,127,557	$7,716,180	$556,802	$86,968,593

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

The tables below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2011	(Level 1)	(Level 2)	(Level 3)	Total
Investment securities available-for-sale	$—	$43,864,131	$—	$43,864,131
Derivative instruments	—	—	33,699	33,699
Loans held for sale	—	—	518,995	518,995
Total assets at fair value	$—	$43,864,131	$552,694	$44,416,825

Assets as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2010	(Level 1)	(Level 2)	(Level 3)	Total
Investment securities available-for-sale	$—	$49,135,140	$—	$49,135,140
Derivative instruments	—	—	76,153	76,153
Loans held for sale	—	—	518,995	518,995
Total assets at fair value	$—	$49,135,140	$595,148	$49,730,288

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

	Loans Held	Derivative
	For Sale	Instruments
Balance, January 1, 2011	$518,995	$76,153
Sales of loans held for sale	—	—
Loan foreclosure	—	—
Mark to market loss	—	(42,454)
Balance, June 30, 2011	$518,995	$33,699

The following table presents the assets that are measured at fair value on a non-recurring basis by level within the fair value hierarchy as reported in the consolidated statements of financial position at June 30, 2011 and December 31, 2010.

As of June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$1,976,250	$1,976,250
Foreclosed real estate	$—	$—	$—	$—

As of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$4,721,162	$4,721,162
Foreclosed real estate	$—	$—	$291,377	$291,377

Total losses recognized on impaired loans during the six months ended June 30, 2011 and the year ended December 31, 2010 were $413,702 and $3,944,111, respectively.  Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified as Level 3 in the fair value hierarchy. Collateral may include real estate, or business assets including equipment, inventory and accounts receivable. The value of real estate collateral is determined based on an appraisal by qualified licensed appraisers hired by the Company. The value of business equipment is based on an appraisal by qualified licensed appraisers hired by the Company if significant, or the equipment’s net book value on the business’ financial statements. Inventory and accounts receivable collateral are valued based on independent field examiner review or aging reports. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business. Impaired loans are evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

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

The Company’s carrying amounts and estimated fair values of financial instruments as of June 30, 2011 and December 31, 2010 (in thousands) were as follows:

	June 30		December 31
	2011		2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and due from banks	$1,885	$1,885	$1,221	$1,221
Federal funds sold	125	125	—	—
Interest-bearing accounts with other banks	4,092	4,092	2,560	2,560
Securities available for sale	43,864	43,864	49,135	49,135
Restricted stock	1,441	1,441	1,440	1,440
Loan held for sale	519	519	519	519
Loans receivable	72,060	73,204	83,280	83,481
Accrued interest receivable	536	536	639	639
Derivative instruments	34	34	76	76

Liabilities:
Deposits	95,467	95,651	107,135	107,429
Accrued interest payable	41	41	82	82
FHLB advances	12,500	12,863	11,400	11,436
Secured borrowings	—	—	2,027	2,027

6.                                       LOSSES PER SHARE

Basic earnings per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net loss by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and warrants. Weighted average shares outstanding for the six months ended June 30, 2011 and 2010 were 3,465,391. Basic losses per share for the six months ended June 30, 2011 and 2010 were ($0.02) and ($0.06), respectively. Diluted losses per share does not vary from basic losses per share due to the exercise prices exceeding the current share price.

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

In this transaction, the Company purchased an interest rate cap at 0.75% based on the 1 month LIBOR rate.  Additionally, the Company sold an interest rate cap with the strike at 2.50% based on the 1 month LIBOR rate. Each of these transactions are forward start transactions with an effective date of July 1, 2010 and a termination date of July 1, 2013.  The notional amount for each is $10,000,000.  The interest rate corridor transaction is considered a standalone derivative instrument, and as such will be recorded in the financial statements at fair value, with changes in fair value included in net loss.  Additionally, this transaction has a net settlement feature, and the effects of the net settlement will be included in interest income or expense as appropriate.  The fair values as of June 30, 2011 and December 31, 2010 were $33,699 and $76,153, respectively, and were included in other assets.

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

In April 2011, the FASB also issued Accounting Standards Update No. 2011-03, Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements (“ASU No. 2011-03”). ASU 2011-03 removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and the collateral maintenance implementation guidance related to that criterion.  ASU 2011-03 is effective for interim and annual periods beginning on or after December 15, 2011 and is not expected to impact the Company’s disclosures, financial position, or results of operations.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU No. 2011-04”)  ASU 2011-04 provides common principles and requirements for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  ASU 2011-04 is effective for interim and annual periods beginning on or after December 15, 2011 and is expected to impact the Company’s disclosures but not its financial position, or results of operations.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU No. 2011-05”).  ASU 2011-05 provides entities with the option of presenting comprehensive income in a single, continuous statement of comprehensive income or in two separate but consecutive statements.  This update eliminates the option of presenting comprehensive income as part of the statement of changes in stockholders’ equity.  ASU 2011-05 does not change the items which must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU 2011-05 is effective for interim and annual periods beginning on or after December 15, 2011 and is not expected to impact the Company’s disclosures, financial position, or results of operations.

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

Company Overview

The following describes our results of operations for the three months and six months ended June 30, 2011 and 2010, and also analyzes our financial condition as of June 30, 2011 and December 31, 2010.  Like most community banks, we expect to derive most of our income from interest that we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on the majority of which we pay interest. Consequently, one of the key measures of our success is our level of net interest income, which is the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. The Company has experienced weak loan demand due to the current economic climate.  This weakened economy has forced us to curtail our growth and deleverage our balance sheet by 10.2% in an effort to preserve our interest spread, which is the difference between the yield we earn on interest-earning assets and the rate we pay on interest-bearing liabilities.

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

Industry Overview

Despite limited signs of economic improvement, the first six months of 2011 reflect continued economic instability which has negatively impacted liquidity and credit quality. Concerns regarding increased credit losses from the weakening economy have negatively affected capital and earnings of most financial institutions. Financial institutions have experienced significant declines in the value of collateral for real estate loans and serious deterioration in the credit quality of their loan portfolios.  These factors have resulted in record levels of non-performing assets, charge-offs and foreclosures.  The State of Georgia and the Atlanta metropolitan area in particular have gained the unfortunate distinction of experiencing among the highest incidences of bank closures nationwide since the onset of the 2007 financial crisis.

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

Treasury, the Federal Deposit Insurance Corporation and other governmental agencies continue to evolve rules and regulations to implement the Emergency Economic Stabilization Act of 2008, the Troubled Asset Relief Program (“TARP”), the Financial Stability Plan, the American Recovery and Reinvestment Act and related economic recovery programs, many of which curtail the activities of financial institutions.  In February of this year, we applied to the U.S. Treasury for the Small Business Lending Fund (SBLF), a new form of government-provided capital that was authorized under the Small Business Jobs Act (The “Jobs Act”), which was signed into law on September 27, 2010.  The SBLF doesn’t require the issuance of warrants and the Jobs Act includes specific assurance that recipients of SBLF are not considered TARP recipients (and therefore also not subject to the executive compensation restrictions that come with TARP).  SBLF draws from a source of funding separate from TARP and is administered by a separate organization in Treasury. The Company has decided not to pursue funds from the SBLF and withdrew its application during the 3rd quarter.

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

Results of Operations for the Three Months Ended June 30, 2011 and 2010

Net losses for the second quarter of 2011 were $250,970, or $0.07 per share compared to losses of $271,477 or $0.08 per share for the second quarter of 2010. Earnings improved in the second quarter comparing quarter over quarter primarily due to a reduction in the provision for loan losses.  The provision for loan losses recognized during the second quarter of 2011 was $209,563 compared to provisions of $540,654 made in the second quarter of 2010. Operating expenses remained at similar levels in the second quarter 2011 compared to the same time period last year.

Net interest income for the second quarter of 2011 was $1,194,620 compared to $1,206,019 for the same period last year. Declines in interest income of $207,655 quarter over quarter were offset by a reduction in interest expense of $196,256.  Our yield on earning assets was 3.94% for the second quarter compared to 3.50% for the same quarter last year.  Due to competitive pressure, loans have been originated at lower rates in 2011 versus 2010 and offset by lowering funding costs. Additionally, the yield on the investment portfolio declined due to the sale of corporate bonds during the later part of 2010, for the purpose of reducing the credit risk in the investment portfolio.

The cost of interest bearing liabilities declined to 1.51% in the second quarter of 2011 from 1.95% in the second quarter of 2010. This decrease was partially attributed to a promotional rate campaign on time deposits during the fourth quarter 2009 and the first quarter of 2010 which repriced during the end of 2010 and early 2011. Furthermore, rates offered on interest bearing deposits were reduced in 2010 to be in line with the local Atlanta market. The increase in noninterest bearing deposits helped offset the deposit roll off from the interest rate reductions.  The Bank is targeting owner managed businesses and related operating accounts in order to bring account relationships to the Bank and thereby reducing the overall cost of funds.

As a result of our analysis of credit, lending, and portfolio conditions during the second quarter of 2011, we have identified an improvement in asset quality, lower historical loss ratios, and experienced a decrease in the overall size of the loan portfolio and have recognized a lower provision for loan losses.  We recognized a provision for loan losses of $209,563 during the second quarter of 2011 which results in an allowance percentage of 4.59% of total loans. A provision of $540,654 was made in the second quarter of 2010 resulting in an allowance for loan loss of 2.55% of total loans as of June 30, 2010.

Noninterest Income

Total noninterest income decreased $251,552 in the second quarter of 2011 compared to the same period in 2010. The decline is attributable to the decrease in gains on sales of securities available for sale.  SBA premiums of $191,575 were recognized in the second quarter of 2011 and slightly mitigated the decline in gains on sales of securities.  The interest rate corridor reflected a mark to market loss of $51,510 as of June 30, 2011 compared to a loss of $105,913 as of June 30, 2010. Service charges on deposit accounts and other non interest income have declined $4,900 or 17% for the quarter ended June 30, 2011 due to lower overdraft fees and fees related to SBA loans.

Noninterest Expenses

Total noninterest expenses increased by $47,633 during the second quarter of 2011 compared to the same period in 2010. The primary components in the other operating expense category for the three months ended June 30, 2011 were $98,926 in data processing and IT related services, $88,820 in regulatory assessments, and $66,522 in professional fees. In comparison to the same time period in 2010, the Company recognized $177,092 in professional fees, $84,852 in data processing and IT related services, and $44,519 in regulatory assessments.

The following tables calculate the net yield on earning assets as of June 30, 2011 and 2010. Net yield on earning assets, defined as net interest income annualized, divided by average interest earning assets, was at 3.94% for the three months ended June 30, 2011, an increase of 44 basis points from 3.50% at June 30, 2010.

For the three months ended June 30, 2011

(Dollars in thousands)

Description	Avg. Assets/Liabilities	Interest Income/Expense	Yield/Cost
Interest Earning Assets
Federal Funds Sold	$615	$—	0.23%
Securities	44,561	370	3.32%
Loans (1)	76,133	1,201	6.31%
Total	$121,309	1,571	5.18%
Interest Bearing Liabilities
Interest Bearing Demand Deposits	$42,959	109	1.01%
Time Deposits	44,590	196	1.76%
Other Borrowings	11,780	71	2.41%
Total	$99,329	376	1.51%
Net interest income		$1,195
Net yield on earning assets			3.94%

(1)          Average non-accrual loans of $7,408,494 were deducted from average loans.

For the three months ended June 30, 2010

(Dollars in thousands)

Description	Avg. Assets/Liabilities	Interest Income/Expense	Yield/Cost
Interest Earning Assets
Federal Funds Sold	$658	$—	0.20%
Securities	64,843	640	3.95%
Loans (1)	72,506	1,138	6.28%
Total	$138,007	1,778	5.15%
Interest Bearing Liabilities
Interest Bearing Demand Deposits	$40,711	189	1.86%
Time Deposits	64,183	312	1.94%
Other Borrowings	12,492	72	2.31%
Total	$117,386	573	1.95%
Net interest income		$1,206
Net yield on earning assets			3.50%

(1)          Average non-accrual loans of $5,944,576 were deducted from average loans.

Results of Operations for the Six Months Ended June 30, 2011 and 2010

Net losses for the first six months of 2011 were $59,894, or $0.02 per share compared to losses of $191,866 or $0.06 per share for the first six months of 2010. Earnings improved in 2011 comparing year over year primarily due to the significant decrease in provision for loan losses.  This decrease was based on management’s determination that the allowance for loan loss was deemed appropriate to support the risk inherent in the loan portfolio. Operating expenses remained at similar levels in the first two quarters of 2011 compared to the same time period last year.

Net interest income for the first six months of 2011 was $2,342,186 compared to $2,354,011 for the same period last year. Declines in interest income of approximately $297,448 year over year were offset by a reduction in interest expense of $285,623.  Our yield on earning assets was 3.79% for the first two quarters compared to 3.64% for the same period last year.  Due to competitive pressure, loans have been originated at lower rates in 2011 versus 2010 and offset by lowering funding costs. Additionally, the yield on the investment portfolio declined due to the sale of corporate bonds during the later part of 2010, for the purpose of reducing the credit risk in the investment portfolio.

The cost of interest bearing liabilities declined to 1.57% in the first six months of 2011 from 1.98% in the first six months of 2010. This decrease was partially attributed to a promotional rate campaign on time deposits during the fourth quarter of 2009 and the first quarter of 2010 which repriced during the end of 2010 and early 2011. Furthermore, rates offered on interest bearing deposits were reduced in 2010 to be in line with the local Atlanta market. The increase in noninterest bearing deposits helped offset the deposit roll off from the interest rate reductions.  The Bank is targeting owner managed businesses and related operating accounts in order to bring account relationships to the Bank and thereby reducing the overall cost of funds.

As a result of our analysis of credit, lending, and portfolio conditions during 2011, we have identified an improvement in asset quality, lower historical loss ratios, and experienced a decrease in the overall size of the loan portfolio and have recognized a lower provision for loan losses.  We recognized a provision for loan losses of $209,563 during 2011 which results in an allowance percentage of 4.59% of total loans.   A provision of $738,010 was made during the first six months of 2010 resulting in an allowance for loan loss of 2.55% of total loans as of June 30, 2010.

Noninterest Income

Total noninterest income decreased $334,934 in the first half of 2011 compared to the same period in 2010. The decline is attributable to the decreases in gains on sales of securities available for sale and sales of loans held for sale.  SBA premiums of $479,789 were recognized in the first six months of 2011 and mitigated the decline in gains on sales of securities.  The interest rate corridor reflected a mark to market loss of $42,454 as of June 30, 2011 compared to a loss of $150,406 as of June 30, 2010. Service charges on deposit accounts and other non interest income have declined $13,422 or 21% for the six months ended June 30, 2011 due to lower overdraft fees and fees related to SBA loans.

Noninterest Expenses

Total noninterest expenses increased by $49,716 during the first six months of 2011 compared to the same period in 2010. The primary components in the other operating expense category for the six months ended June 30, 2011 were $218,845 in data processing and IT related services, $181,592 in regulatory assessments, and $139,379 in professional fees. In comparison to the same period in 2010, the Company recognized 46,407 in professional fees, $161,239 in data processing and IT related services, and $85,278 in regulatory assessments.

The following tables calculate the net yield on earning assets for the six months ended June 30, 2011 and 2010, respectively. Net yield on earning assets amounted to 3.79% for the six months ended June 30, 2011, which represents an increase of 15 basis points from the first six months of 2010. The increase is due primarily to the Bank’s ability to drive down its cost of funds.

For the six months ended June 30, 2011

(Dollars in thousands)

Description	Avg. Assets/Liabilities	Interest Income/Expense	Yield/Cost
Interest Earning Assets
Federal Funds Sold	$661	$1	0.18%
Securities	46,490	760	3.27%
Loans (1)	76,313	2,388	6.26%
Total	$123,464	3,149	5.10%
Interest Bearing Liabilities
Interest Bearing Demand Deposits	$41,237	215	1.04%
Time Deposits	49,519	448	1.81%
Other Borrowings	12,337	144	2.33%
Total	$103,093	807	1.57%
Net interest income		$2,342
Net yield on earning assets			3.79%

(1)          Average non-accrual loans of $7,847,404 were deducted from average loans.

For the six months ended June 30, 2010

(Dollars in thousands)

Description	Avg. Assets/Liabilities	Interest Income/Expense	Yield/Cost
Interest Earning Assets
Federal Funds Sold	$972	$1	0.17%
Securities	60,036	1,181	3.93%
Loans (1)	68,427	2,265	6.62%
Total	$129,435	3,447	5.33%
Interest Bearing Liabilities
Interest Bearing Demand Deposits	$36,163	345	1.91%
Time Deposits	57,371	598	2.08%
Other Borrowings	17,006	150	1.76%
Total	$110,540	1,093	1.98%
Net interest income		$2,354
Net yield on earning assets			3.64%

(1)          Average non-accrual loans of $6,750,875 were deducted from average loans.

Assets and Liabilities

General

Total assets were $133,365,006 at June 30, 2011 a decrease of $11,631,753 or 8.02% from December 31, 2010. Earning assets likewise declined 6.11% from December 31, 2010 to end the quarter at $119,054,185. Net loans were $72,059,957 at June 30, 2011, a decrease of $11,220,262 from December 31, 2010. The investment securities available for sale decreased $5,271,009 (10.70%).  This decrease is a result of investment strategies to sell the Company’s tax free municipal bond portfolio, along with other callable securities.  A portion of the proceeds were reinvested in seasoned pass thru mortgage backed securities while the remaining funds were used to repay maturing brokered funds and allow for higher cost time deposits to roll off without having a significant impact on the Bank’s liquidity. Overall, deposits declined $11,667,293 or 10.9%. Management will continue to monitor and manage the level of brokered funds of $11,102,875 with the intent on becoming less reliant on them while loan demand remains weak.  Noninterest bearing deposits grew 35.6% or $2,766,502 during 2011. Secured borrowings, related to SBA loan sales, declined by $2,027,311 to $0 at June 30, 2011.

Investments

At June 30, 2011, the carrying value of our securities and restricted stock amounted to $45,304,781. This included $30,815,170 in mortgage-backed securities, $5,502,096 in government agencies, $7,546,865 in municipals and $1,440,650 in restricted equity securities. The restricted equity securities are comprised of stock in the Federal Reserve Bank of Atlanta, the Federal Home Loan Bank of Atlanta, and the Independent Bankers Bank of Florida. As of December 31, 2010, the carrying value of our securities and restricted stock amounted to $50,575,040.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, we intend to invest a substantial percentage of our earning assets in our loan portfolio. At June 30, 2011, our loan portfolio consisted of $9,005,401 in construction and development loans, $8,299,559 in real estate mortgage loans, $51,351,381 in commercial real estate loans, $6,502,254 in commercial and industrial loans, and $528,382 in other loans. The Company had $5,071,898 in nonaccrual loans at June 30, 2011 as compared to $8,176,314 at December 31, 2010, and these amounts include loans held for sale which are on nonaccrual status.

We had no loans more than 90 days past due that were still accruing interest and we had one performing troubled debt restructuring at June 30, 2011 of $3,222,903. Total non-performing loans at June 30, 2011 amounted to $5,071,898; of which $518,995 are loans purchased with intent to sell and are characterized as loans held for sale on our balance sheet.  Included in non-performing loans at June 30, 2011 are $4,552,903 of impaired loans, which are comprised of two loans.  Total non-performing loans at December 31, 2010 amounted to $8,695,309, of which $518,995 were loans purchased with intent to sell.

The following table summarizes average loan balances for the three and six months ended June 30, 2011 and 2010 determined using the daily average balance, changes in the allowance for loan losses and the ratio of net charge-offs to period average loans.

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Average amount of loans outstanding	$83,541,608	$78,450,992	$84,160,887	$75,178,406
Balance of allowance for loan losses at beginning of period	3,462,375	1,642,878	3,462,375	1,445,522
Loans recovered	—	—	—	—
Loans charged-off	(206,162)	(99,929)	(206,162)	(99,929)
Additions to the allowance during the period	209,563	540,654	209,563	738,010
Balance of allowance for loan losses at the end of the period	3,465,776	2,083,603	3,465,776	2,083,603

Ratio of net loans charged off during the period to average loans outstanding	0.25%	0.13%	0.24%	0.13%

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense in our consolidated statement of operations. The allowance for loan losses was $3,465,776 as of June 30, 2011, which declined through charge-offs of $206,162 and was increased through provision of $209,563 from December 31, 2010.  Our allowance for loan loss amounted to 4.59% of our loan portfolio at June 30, 2011 and 3.98% of the loan portfolio at December 31, 2010.  Based upon our analysis of credit quality, lending conditions, and probable losses estimated using historical loss information and qualitative factors, we believe the balance of the allowance for loan losses as of June 30, 2011 is appropriate.

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

Following is a category detail of our allowance percentage and reserve balance by loan type (gross of unearned loan fees) at June 30, 2011 and December 31, 2010.

	June 30, 2011	June 30, 2011	December 31, 2010	December 31, 2010
	Calculated	Reserve	Calculated	Reserve
Loan Group Description	Reserves	%	Reserves	%
Construction and development	961,482	10.72%	1,259,996	7.42%
Real estate — mortgage	54,778	0.66%	68,905	0.91%
Commercial real estate	1,674,021	3.27%	1,933,810	3.57%
Commercial and industrial	771,179	11.87%	156,457	2.03%
Other	4,316.82%		43,207	7.75%
Total Allowance for Loan Loss	$3,465,776	4.59%	3,462,375	3.98%

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

Deposits

Our primary source of funding for loans and securities is deposits and Federal Home Loan Bank advances. At June 30, 2011, we had $95,467,447 in deposits, which consisted of $10,536,454 in non-interest bearing demand deposit accounts, $43,167,691 in time deposits, and $41,763,302 of other interest bearing accounts. The deposit mix as of December 31, 2010 was $7,769,952 in non-interest bearing demand deposit accounts, $59,648,559 in time deposits, and $39,716,229 of other interest bearing accounts.

Secured Borrowings

Secured borrowings are derived from the transfer of financial assets, specifically SBA loan sales.  These liabilities present credit risk as they are related to corresponding loans receivable.  At June 30, 2011, the total outstanding balance of loans related to these secured borrowings was $0 as compared to $2,027,311 at December 31, 2010.  Due to changes in accounting guidelines for SBA loans that took effect in the first quarter 2011, the Company will no longer report secured borrowings on its balance sheet related to SBA loan sales.

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

Our primary sources of liquidity are deposits, borrowings, scheduled repayments on our loans, and interest on and maturities of our securities. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. Occasionally, we might sell securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. As of June 30, 2011, our primary source of liquidity included our securities portfolio, lines of credit available with correspondent banks totaling $21,900,000, and a line of credit with the Federal Home Loan Bank of Atlanta. We believe our liquidity levels are adequate to meet our operating needs.

Off-Balance Sheet Risk

Through the operations of the Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2011, we had issued commitments to extend credit of $8,758,987 through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources

Total shareholders’ equity increased from $24.1 million at December 31, 2010 to $24.8 million at June 30, 2011, primarily as a result of changes in the fair market value of investment securities available for sale.

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

The following table sets forth the Bank’s various capital ratios at June 30, 2011.

Bank
Total risk-based capital	22.59%

Tier 1 risk-based capital	21.30%

Leverage capital	14.80%

We believe that our capital is sufficient to fund the activities of the Bank in its early years of operation and that the rate of asset growth will not negatively impact the capital base. As of June 30, 2011, there were no significant firm commitments outstanding for capital expenditures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of June 30, 2011 from that presented under the heading “Liquidity and Interest Rate Sensitivity” and the Market Risk in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2011.

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 6.  Exhibits

Exhibit No.	Description of Exhibits

3.1	Articles of Incorporation (incorporated by reference to the Registration Statement on Form SB-2, filed with the SEC on June 18, 2007).

3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to the Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2, filed with the SEC on February 1, 2008).

3.3	Bylaws (incorporated by reference to the Registration Statement on Form SB-2, filed with the SEC on June 18, 2007).

31.1	Rule 13a-14(a)/15d — 14(a) Certification of the Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d — 14(a) Certification of the Chief Financial Officer.*

32.1	Section 1350 Certifications.*^

101.INS	XBRL Instance Document*^

101.SCH	XBRL Taxonomy Extension Schema Document*^

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*^

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*^

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*^

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*^

*Filed Herewith

^In accordance with Regulation S-T, XBRL (Extensible Business Reporting Language) related information in Exhibit No. (101) to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be incorporated by reference into any registration statement pursuant to the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Touchmark Bancshares, Inc.

Date: August 15, 2011	By:	/s/ Pin Pin Chau
Pin Pin Chau
President and Chief Executive Officer
(principal executive officer)

Date: August 15, 2011	By:	/s/ Jorge L. Forment
Jorge L. Forment
Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

31.1	Rule 13a-14(a)/15d — 14(a) Certification of the Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d — 14(a) Certification of the Chief Financial Officer.*

32.1	Section 1350 Certifications.*^

101.INS	XBRL Instance Document*^

101.SCH	XBRL Taxonomy Extension Schema Document*^

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*^

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*^

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*^

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*^

*Filed Herewith

^In accordance with Regulation S-T, XBRL (Extensible Business Reporting Language) related information in Exhibit No. (101) to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be incorporated by reference into any registration statement pursuant to the Securities Act of 1933, as amended.