Form 10-Q
period 2011-09-30
Touchmark Bancshares, Inc.
filed 2011-11-14
CIK 1403008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 3,465,391 shares of common stock, par value $.01 per share, outstanding as of November 14, 2011.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Condensed Consolidated Balance Sheets

September 30, 2011 and December 31, 2010

	(Unaudited)
	September 30,	December 31,
	2011	2010
ASSETS

Cash and due from banks	$2,325,574	$1,220,785
Federal funds sold	2,150,000	—
Interest-bearing accounts with other banks	864,492	2,560,287
Investment securities available for sale	41,113,591	49,135,140
Restricted stock	1,440,650	1,439,900
Loans held for sale	248,658	518,995
Loans, less allowance for loan losses of $1,970,543 and $3,462,375	74,172,150	83,280,219
Accrued interest receivable	441,336	638,703
Premises and equipment	2,549,541	2,739,929
Foreclosed real estate	3,458,774	291,377
Land held for sale	2,409,023	2,409,023
Other assets	312,878	762,401
Total assets	$131,486,667	$144,996,759

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits:
Non-interest bearing demand	$8,510,511	$7,769,952
Interest-bearing	84,245,026	99,364,788
Total deposits	92,755,537	107,134,740
Accrued interest payable	41,113	81,747
Federal Home Loan Bank advances	12,500,000	11,400,000
Secured borrowings	—	2,027,311
Other liabilities	775,644	222,687
Total liabilities	106,072,294	120,866,485

Shareholders’ Equity
Preferred stock, no par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 3,465,391 issued and outstanding	34,654	34,654
Paid in capital	36,171,654	36,091,663
Accumulated deficit	(11,610,540)	(11,496,478)
Accumulated other comprehensive income (loss)	818,605	(499,565)
Total shareholders’ equity	25,414,373	24,130,274

Total liabilities and shareholders’ equity	$131,486,667	$144,996,759

See accompanying Notes to Condensed Consolidated Financial Statements

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Interest income:
Loans, including fees	$1,112,121	$1,172,804	$3,500,493	$3,437,481
Investment income	351,062	586,625	1,111,409	1,767,916
Federal funds sold	188	561	794	1,366
Total interest income	1,463,371	1,759,990	4,612,696	5,206,763

Interest expense:
Deposits	267,408	502,166	930,497	1,445,050
Federal Home Loan Bank advances	66,995	70,014	206,561	209,815
Other borrowings	346	654	4,830	10,731
Total interest expense	334,749	572,834	1,141,888	1,665,596

Net interest income	1,128,622	1,187,156	3,470,808	3,541,167
Provision for loan losses	—	2,133,614	209,563	2,871,624
Net interest income (expense) after provision for loan losses	1,128,622	(946,458)	3,261,245	669,543

Noninterest income:
Service charges on deposit accounts and other fees	11,996	16,479	38,750	53,247
Gain on sale of securities available for sale	—	161,353	60,073	543,236
Gain (loss) on sale of loans held for sale	(102,809)	26,052	(102,809)	444,155
Gain on sale of SBA loans	228,255	182,819	708,044	352,159
Loss on derivative instrument	(20,416)	(76,071)	(62,870)	(226,477)
Other noninterest income	11,686	13,592	34,531	39,845
Total noninterest income	128,712	324,224	675,719	1,206,165

Noninterest expense:
Salaries and employee benefits	691,637	955,038	2,103,274	2,358,444
Occupancy and equipment	151,282	223,577	455,820	589,820
Other operating expense	468,582	531,750	1,491,931	1,451,909
Total noninterest expense	1,311,501	1,710,365	4,051,025	4,400,173

Net loss	$(54,167)	$(2,332,599)	$(114,061)	$(2,524,465)
Other comprehensive income :
Unrealized holding gains arising during the period	986,065	317,700	2,027,490	746,293
Unrealized holding gains arising from transfer of securities from held to maturity to available for sale	—	433,668	—	433,668
Reclassification adjustment for gain realized in net loss	—	(161,353)	(60,073)	(543,236)
Tax effect	(325,401)	(194,705)	(649,247)	(210,119)
Other comprehensive income	660,664	395,310	1,318,170	426,606
Comprehensive income (loss)	$606,497	$(1,937,289)	$1,204,109	$(2,097,859)
Basic loss per share	$(0.02)	$(0.67)	$(0.03)	$(0.73)
Diluted loss per share	$(0.02)	$(0.67)	$(0.03)	$(0.73)
Dividends per share	$—	$—	$—	$—

See accompanying Notes to Condensed Consolidated Financial Statements

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	Nine	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2011	2010
Cash flow from operating activities:
Net loss	$(114,061)	$(2,524,465)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	212,620	220,547
Net amortization	218,504	33,610
Provision for loan losses	209,563	2,871,624
Gain on sale of securities available for sale	(60,073)	(543,236)
Gain on sale of SBA loans	(708,044)	(352,159)
Loss (gain) on sale of loans held for sale	102,809	(444,155)
Proceeds from sale of loans held for sale	167,528	1,304,753
Stock compensation expense	79,990	224,098
Decrease (increase) in interest receivable	197,367	(67,848)
Increase (decrease) in interest payable	(40,634)	24,957
Decrease in other assets	203,469	535,299
Increase (decrease) in other liabilities	149,764	(175,309)

Net cash provided by operating activities	618,802	1,107,716

Cash flow from investing activities:
Purchase of federal funds sold	(2,150,000)	(1,150,000)
Decrease in interest bearing deposits	1,695,795	1,282,140
Purchase of securities held to maturity	—	(6,023,415)
Purchase of securities available for sale	(9,728,675)	(55,907,817)
Proceeds from paydowns, calls and maturities of securities available for sale	8,284,929	25,644,522
Proceeds from sales of securities available for sale	11,274,281	26,175,709
Purchase of restricted stock	(750)	(129,800)
Proceeds from sale of foreclosed real estate	17,713	—
Net decrease (increase) in loans	6,421,440	(20,023,586)
Purchase of premises and equipment	(22,232)	(9,965)

Net cash provided (used) by investing activities	15,792,501	(30,142,212)

Cash flow from financing activities:
Net increase (decrease) in deposits	(14,379,203)	39,408,370
Net increase (decrease) in secured borrowings	(2,027,311)	3,785,175
Proceeds from (repayment of) other borrowings	1,100,000	(12,525,000)
	.
Net cash provided (used) by financing activities	(15,306,514)	30,668,545

Net change in cash	1,104,789	1,634,049

Cash at the beginning of the period	1,220,785	1,695,884

Cash at the end of the period	$2,325,574	$3,329,933

Supplemental disclosures of cash flow information -
Interest paid	$1,182,522	$1,640,639
Transfer of loan principal to foreclosed real estate	$(3,185,110)	$(291,377)

Non cash investing activities -
Transfer of securities from held to maturity to available for sale	$—	$11,067,567

See accompanying Notes to Condensed Consolidated Financial Statements

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

September 30, 2011

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

The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Basis of Accounting: The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”). In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, shareholders’ equity and net loss. Actual results may differ significantly from those estimates. The Company uses the accrual basis of accounting by recognizing revenues when they are earned and expenses in the period incurred, without regard to the time of receipt or payment of cash.

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

The process of reviewing the adequacy of the allowance for loan losses requires management to make numerous judgments and assumptions about current events and subjective judgments, including the likelihood of loan repayment, risk evaluation, historical losses, and similar judgments and assumptions. If these assumptions prove to be incorrect, charge-offs in future periods could exceed the allowance for loan losses.

The allowance for loan losses may consist of specific, general, and unallocated components.  The specific component relates to loans that are classified as impaired.  For loans that are classified as impaired, an allowance is established when the collateral value, discounted cash flows or the observable market price of the impaired loan is lower than the carrying value of the loan and not considered a confirmed loss. Confirmed losses are charged off upon identification. General allowances are established for non-

impaired loans.  These loans are assigned a loan category, and the allocated allowance for loan losses is determined based upon the loss percentage factors that correspond to each loan category and loan grade.

The general reserves are determined based on consideration of the migration of historic loss data, and various risk characteristics of each loan segment in addition to general risk characteristics. Risk characteristics relevant to each portfolio segment are as follows:

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

Other loans — Loans in this segment are consumer loans and other loans which do not meet the criteria of the segments above.  Repayment of these loans is typically dependent upon the borrower’s cash flows.  The overall health of the economy, including unemployment rates will have an effect on the credit quality in the segment.

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

The Company recorded compensation expense related to the warrants of $0 and $16,152 for the nine months ended September 30, 2011 and 2010, respectively.

At September 30, 2011, there was no unrecognized compensation cost related to warrants. The weighted average remaining contractual life of the warrants outstanding as of September 30, 2011 was approximately 6.28 years. The Company had 469,167 warrants exercisable as of September 30, 2011.

Through September 30, 2011, the Company issued 219,822 options to purchase common stock to employees of the Company or the Bank and the Company issued 10,000 options to purchase common stock to a director.  During the first nine months of 2011, 16,500 options were issued compared to 55,000 for the same time period in 2010. Upon issuance of options, compensation cost is recognized in the consolidated financial statements of the Company for all options granted, based on the grant date fair value as estimated in accordance with the provisions of FASB ASC 718, which requires recognition of expense equal to the fair value of the options over the vesting period of the options.

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

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Risk-free interest rate	2.21%	1.01%
Expected life (years)	6.05	5.00
Expected volatility	56.10%	56.10%
Expected dividends	0.00%	0.00%
Expected forfeiture rate	28.37%	29.02%
Weighted average fair value of options granted	$2.72	$4.05
Weighted average exercise price	$7.51	$8.39

The Company recorded stock-based compensation expense related to the options of $79,990 and $207,946 during the nine months ended September 30, 2011 and 2010, respectively.

At September 30, 2011, there was $66,879 of unrecognized compensation cost related to options outstanding, which is expected to be recognized over a weighted-average period of 0.86 years. The weighted average remaining contractual life of the options outstanding as of September 30, 2011 was approximately 8.07 years. The Company had 103,450 options exercisable as of September 30, 2011.

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

3.                                       SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair value of available for sale securities at September 30, 2011, are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S Government-sponsored enterprises (GSEs)	$3,500,000	$20,928	$—	$3,520,928
Municipal bonds	7,540,903	548,960	—	8,089,863
Mortgage-backed GSE residential	28,850,889	652,863	(952)	29,502,800
	$39,891,792	$1,222,751	$(952)	$41,113,591

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

The amortized cost and estimated fair value of investment securities available for sale at September 30, 2011, by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available
	For Sale
		Estimated
	Amortized	Fair
	Cost	Value

Due in one year or less	$6,126,868	$6,249,386
Due after one year but less than five years	17,617,577	17,945,502
Due after five years but less than ten years	12,498,498	13,143,508
Due after ten years	3,648,849	3,775,195
	$39,891,792	$41,113,591

For the purpose of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral.  The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

During the period ended September 30, 2011, the Company had gross gains on sales of securities of $89,323 and gross losses on sales of securities of $29,250. The Company had gross gains on sales of securities of $807,074 and gross losses of $263,838 sales of securities during the period ended September 30, 2010.

Information pertaining to securities with gross unrealized losses at September 30, 2011 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than		More than
	Twelve Months		Twelve Months		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Mortgage-backed securities GSE residential	$(952)	$2,335,715	$—	$—	$(952)	$2,335,715
	$(952)	$2,335,715	$—	$—	$(952)	$2,335,715

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

At September 30, 2011, four debt securities have unrealized losses with aggregate depreciation of 0.04% from the Company’s amortized cost basis. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Although some of the issuers have shown declines in earnings and/or a weakened financial condition as a result of the weakened economy, no credit issues have been identified that cause management to believe the declines in market value are other than temporary. As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

Mortgage-backed GSE residential.  The unrealized losses on the Company’s investment in four residential GSE mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has no immediate plans to sell the investments, and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, management does not consider those investments to be other-than-temporarily impaired at September 30, 2011.

4.                                       LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of loans as of September 30, 2011 and December 31, 2010 is summarized as follows:

	September 30, 2011	December 31, 2010
Construction and development	$11,442,530	$16,976,039
Real estate - mortgage	7,105,881	7,592,015
Commercial real estate	51,278,138	54,127,557
Commercial and industrial	5,963,265	7,716,180
Other	495,143	556,802
	76,284,957	86,968,593
Unearned fees	(142,264)	(225,999)
Allowance for loan losses	(1,970,543)	(3,462,375)
Loans, net	$74,172,150	$83,280,219

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

Construction and Development

Loans in this segment include real estate development loans for which the source of repayment is the sale of the property as well as construction projects in which the property will ultimately be used by the borrower. Total construction and development loans as of September 30, 2011 were 15.0% of the total loan portfolio.

Real Estate - Mortgage

These are loans secured by real estate mortgages.  Total real estate mortgage loans as of September 30, 2011 were 9.3% of the total loan portfolio.

Commercial Real Estate

The commercial real estate portfolio represents the largest category of the Company’s loan portfolio.  These loans are primarily income-producing properties and are dependent upon the borrower’s cash flow.  Total commercial real estate loans as of September 30, 2011 were 67.2% of the total loan portfolio.

Commercial and Industrial

Loans in this segment are made to businesses and are generally secured by business assets.  Total commercial and industrial loans as of September 30, 2011 were 7.8% of the total loan portfolio.

Other

Loans in this segment are made to individuals and are secured by personal assets or unsecured.  Total other loans as of September 30, 2011 were 0.7% of the total loan portfolio.

Changes in the allowance for loan losses for the nine month periods ending September 30, 2011 and 2010 are as follows:

	September 30, 2011	September 30, 2010
Balance, beginning of year	$3,462,375	$1,445,522
Provision charged to operations	209,563	2,871,624
Loans charged off	(1,701,395)	(2,030,804)
Recoveries	—	—
Balance, end of period	$1,970,543	$2,286,342

The allowance for loan losses for the three and nine months ended September 30, 2011, by portfolio segment, is as follows:

Loans reported on the balance sheet are reported net of deferred loan fees of $142,264.

	Construction and Development	Real Estate - Mortgage	Commercial Real Estate	Commercial and Industrial	Other	Total

Allowance for loan losses:
For the three months ended September 30, 2011
Beginning balance	$961,482	$54,778	$1,674,021	$771,179	$4,316	$3,465,776
Charge-offs	—	—	(1,495,233)	—	—	(1,495,233)
Recoveries	—	—	—	—	—	—
Provision	—	—	—	—	—	—
Reallocation	(310,064)	113,413	799,924	(635,563)	32,290	—
Ending balance	$651,418	$168,191	$978,712	$135,616	$36,606	$1,970,543

For the nine months ended September 30, 2011
Beginning balance	$1,259,996	$68,905	$1,933,810	$156,457	$43,207	$3,462,375
Charge-offs	(93,300)	—	(1,608,095)	—	—	(1,701,395)
Recoveries	—	—	—	—	—	—
Provision	(24,439)	(20,969)	272,734	(16,428)	(1,335)	209,563
Reallocation	(490,839)	120,255	380,263	(4,413)	(5,266)	—
Ending balance	$651,418	$168,191	$978,712	$135,616	$36,606	$1,970,543

Ending balance - individually evaluated for impairment	$—	$—	$160,425	$—	$—	$160,425

Ending balance - collectively evaluated for impairment	$651,418	$168,191	$818,287	$135,616	$36,606	$1,810,118

Ending balance - loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Gross Loans:

Ending Balance	$11,442,530	$7,105,881	$51,278,138	$5,963,265	$495,143	$76,284,957

Ending balance - individually evaluated for impairment	$—	$—	$3,470,142	$—	$—	$3,470,142

Ending balance - collectively evaluated for impairment	$11,442,530	$7,105,881	$47,807,996	$5,963,265	$495,143	$72,814.815

Ending balance - loans acquired with deteriorated credit quality	$—	$—	$248,658	$—	$—	$248,658

The allowance for loan losses for the twelve months ended December 31, 2010, by portfolio segment, is as follows:

Loans reported on the balance sheet are reported net of deferred loan fees of $225,999.

	Construction and Development	Real Estate - Mortgage	Commercial Real Estate	Commercial and Industrial	Other	Total

Allowance for loan losses:
Beginning balance	$411,549	$71,875	$876,826	$61,947	$23,325	$1,445,522
Charge-offs	(1,476,700)	—	(1,517,235)	—	(99,929)	(3,093,864)
Recoveries	—	—	—	—	—	—
Provision	2,325,147	(2,970)	2,574,219	94,510	119,811	5,110,717
Ending balance	$1,259,996	$68,905	$1,933,810	$156,457	$43,207	$3,462,375

Ending balance - individually evaluated for impairment	$—	$—	$950,176	$—	$—	$950,176

Ending balance - collectively evaluated for impairment	$1,259,996	$68,905	$983,634	$156,457	$43,207	$2,512,199

Ending balance - loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Loans:

Ending Balance	$16,976,039	$7,592,015	$54,127,557	$7,716,180	$556,802	$86,968,593

Ending balance - individually evaluated for impairment	$2,043,300	$—	$6,133,014	$—	$—	$8,176,314

Ending balance - collectively evaluated for impairment	$14,932,739	$7,592,015	$47,994,543	$7,716,180	$556,802	$78,792,279

Ending balance - loans acquired with deteriorated credit quality	$—	$—	$518,995	$—	$—	$518,995

Impaired loans as of September 30, 2011 and December 31, 2010, by portfolio segment, are as follows:

As of September 30, 2011
	Unpaid	Recorded	Recorded
	Total	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Construction and development	$—	$—	$—	$—	$—
Real estate - mortgage	—	—	—	—	—
Commercial real estate	6,589,408	3,142,875	327,267	3,470,142	160,425
Commercial and industrial	—	—	—	—	—
Other	—	—	—	—	—

Total	$6,589,408	$3,142,875	$327,267	$3,470,142	$160,425

As of December 31, 2010
	Unpaid	Recorded	Recorded
	Total	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Construction and development	$2,043,300	$2,043,300	$—	$2,043,300	$—
Real estate - mortgage	—	—	—	—	—
Commercial real estate	6,133,014	1,347,862	4,785,152	6,133,014	950,176
Commercial and industrial	—	—	—	—	—
Other	—	—	—	—	—

Total	$8,176,314	$3,391,162	$4,785,152	$8,176,314	$950,176

	Three months ended		Nine months ended		Year Ended
	September 30, 2011		September 30, 2011		December 31, 2010
	Average		Average		Average
	Recorded	Income	Recorded	Income	Recorded
	Investment	Recognized	Investment	Recognized	Investment

Construction and development	$—	$—	$1,021,650	$—	$1,871,650
Real estate - mortgage	—	—	—	—	—
Commercial real estate	4,011,523	—	5,019,206	—	5,165,125
Commercial and industrial	—	—	—	—	—
Other	—	—	—	—	—

Total	$4,011,523	$—	$6,040,856	$—	$7,036,775

A primary credit quality indicator for financial institutions is delinquent balances.  Following are the delinquent amounts, by portfolio segment, as of September 30, 2011 and December 31, 2010:

September 30, 2011	Current	30 - 89 Days	Accruing Greater Than 90 Days	Total Accruing Past Due	Non- accrual	Total Financing Receivables

Construction and development	$11,442,530	$—	$—	$—	$—	$11,442,530
Real estate - mortgage	7,105,881	—	—	—	—	7,105,881
Commercial real estate	47,807,996	—	—	—	3,470,142	51,278,138
Commercial and industrial	5,963,265	—	—	—	—	5,963,265
Other	495,143	—	—	—	—	495,143

December 31, 2010	Current	30 - 89 Days	Accruing Greater Than 90 Days	Total Accruing Past Due	Non- accrual	Total

Construction and development	$13,585,248	$1,347,491	$—	$1,347,491	$2,043,300	$16,976,039
Real estate - mortgage	7,592,015	—	—	—	—	7,592,015
Commercial real estate	47,994,543	—	—	—	6,133,014	54,127,557
Commercial and industrial	7,716,180	—	—	—	—	7,716,180
Other	556,802	—	—	—	—	556,802

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

The following table presents the Company’s loans by risk rating at September 30, 2011 and December 31, 2010:

September 30, 2011	Construction and Development	Real Estate - Mortgage	Commercial Real Estate	Commercial and Industrial	Other	Total
Rating:
1-4 (Pass)	$7,624,449	$6,992,421	$46,502,809	$5,916,917	$279,513	$67,316,109
5 (Internal Watch List)	3,818,081	113,460	1,305,187	46,348	215,630	5,498,706
6 (Special Mention)	—	—	—	—	—	—
7 (Substandard)	—	—	3,470,142	—	—	3,470,142
8 (Doubtful)	—	—	—	—	—	—
9 (Loss)	—	—	—	—	—	—
Total	$11,442,530	$7,105,881	$51,278,138	$5,963,265	$495,143	$76,284,957

December 31, 2010	Construction and Development	Real Estate - Mortgage	Commercial Real Estate	Commercial and Industrial	Other	Total

Rating:
1-4 (Pass)	$10,585,248	$7,386,492	$47,994,543	$7,716,180	$491,797	$74,174,260
5 (Internal Watch List)	—	205,523	—	—	65,005	270,528
6 (Special Mention)	—	—	—	—	—	—
7 (Substandard)	6,390,791	—	6,133,014	—	—	12,523,805
8 (Doubtful)	—	—	—	—
9 (Loss)	—	—	—	—	—	—
Total	$16,976,039	$7,592,015	$54,127,557	$7,716,180	$556,802	$86,968,593

In this current real estate environment it has become more common to restructure or modify the terms of certain loans under certain conditions (i.e. troubled debt restructure or “TDRs”). In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable real estate market. When we have modified the terms of a loan, we usually either reduce or defer payments for a period of time. We have not forgiven any material principal amounts on any loan modifications to date. We have approximately $2,303,517 of TDRs. None of our TDRs are currently performing pursuant to their modified terms, and all have been placed on non accrual status.

	September 30, 2011	December 31, 2010
Troubled debt restructured loans (“TDRs”)
Performing TDRs	$—	$—
Non performing TDRs	2,303,517	—
Total TDRs	$2,303,517	$—

TDRs as of September 30, 2011 quantified by loan type classified separately as accrual (performing loans) and non-accrual (non performing loans) are presented in the table below.

	Accruing	Non Accrual	Total
TDRs
Construction and development	$—	$—	$—
Real estate-mortgage	—	—	—
Commercial real estate	—	2,303,517	2,303,517
Commercial and industrial	—	—	—
Other	—	—	—

Total TDRs	$—	2,303,517	2,303,517

Our policy is to return non accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. Our policy also considers the payment history of the borrower, but is not dependent upon a specific number of payments. The Company recorded a specific reserve of $160,425 as of September 30, 2011 and recognized partial charge offs of $1,331,968 on the TDR loans described above during the three and nine month periods ended September 30, 2011.

Loans are modified to minimize loan losses when we believe the modification will improve the borrower’s financial condition and ability to repay the loan. We typically do not forgive principal. We generally either defer or decrease monthly payments for a temporary period of time. A summary of the types of concessions made are presented in the table below.

September 30, 2011
Reduced payments for 11 months	$1,976,250
Deferred payments for 90 days	327,267
Total TDRs	$2,303,517

There have been no loans modified as TDRs within the past twelve months for which there was a payment default within the nine month period ended September 30, 2011.

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

The tables below present the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2011	(Level 1)	(Level 2)	(Level 3)	Total
Investment securities available-for-sale	$—	$41,113,591	$—	$41,113,591
Derivative instruments	—	—	13,283	13,283
Loans held for sale	—	—	248,658	248,658
Total assets at fair value	$—	$41,113,591	$261,941	$41,375,532

Assets as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2010	(Level 1)	(Level 2)	(Level 3)	Total
Investment securities available-for-sale	$—	$49,135,140	$—	$49,135,140
Derivative instruments	—	—	76,153	76,153
Loans held for sale	—	—	518,995	518,995
Total assets at fair value	$—	$49,135,140	$595,148	$49,730,288

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

	Loans Held	Derivative
	For Sale	Instruments
Balance, January 1, 2011	$518,995	$76,153
Sales of loans held for sale	(270,337)	—
Loan foreclosure	—	—
Mark to market loss	—	(62,870)
Balance, September 30, 2011	$248,658	$13,283

The following table presents the assets that are measured at fair value on a non-recurring basis by level within the fair value hierarchy as reported in the consolidated statements of financial position at September 30, 2011 and December 31, 2010.

As of September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$3,470,142	$3,470,142
Foreclosed real estate	$—	$—	$—	$—

As of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$4,721,162	$4,721,162
Foreclosed real estate	$—	$—	$291,377	$291,377

Total losses recognized on impaired loans during the nine months ended September 30, 2011 and the year ended December 31, 2010 were $722,817 and $3,944,111, respectively.  Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified as Level 3 in the fair value hierarchy. Collateral may include real estate, or business assets including equipment, inventory and accounts receivable. The value of real estate collateral is determined based on an appraisal by qualified licensed appraisers hired by the Company. The value of business equipment is based on an appraisal by qualified licensed appraisers hired by the Company if significant, or the equipment’s net book value on the business’ financial statements. Inventory and accounts receivable collateral are valued based on independent field examiner review or aging reports. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business. Impaired loans are evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

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

The Company’s carrying amounts and estimated fair values of financial instruments as of September 30, 2011 and December 31, 2010 (in thousands) were as follows:

	September 30,		December 31,
	2011		2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and due from banks	$2,326	$2,326	$1,221	$1,221
Federal funds sold	2,150	2,150	—	—
Interest-bearing accounts with other banks	864	864	2,560	2,560
Securities available for sale	41,114	41,114	49,135	49,135
Restricted stock	1,441	1,441	1,440	1,440
Loan held for sale	249	249	519	519
Loans receivable	74,172	74,905	83,280	83,481
Accrued interest receivable	441	441	639	639
Derivative instruments	13	13	76	76

Liabilities:
Deposits	92,756	92,953	107,135	107,429
Accrued interest payable	41	41	82	82
FHLB advances	12,500	12,883	11,400	11,436
Secured borrowings	—	—	2,027	2,027

6.                                       LOSSES PER SHARE

Basic losses per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted losses per share is computed by dividing net loss by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and warrants. Weighted average shares outstanding for the nine months ended September 30, 2011 and 2010 were 3,465,391. Basic losses per share for the nine months ended September 30, 2011 and 2010 were ($0.03) and ($0.73), respectively. Diluted losses per share does not vary from basic losses per share due to the exercise prices exceeding the current share price.

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

In this transaction, the Company purchased an interest rate cap at 0.75% based on the 1 month LIBOR rate.  Additionally, the Company sold an interest rate cap with the strike at 2.50% based on the 1 month LIBOR rate. Each of these transactions are forward start transactions with an effective date of July 1, 2010 and a termination date of July 1, 2013.  The notional amount for each is $10,000,000.  The interest rate corridor transaction is considered a standalone derivative instrument, and as such will be recorded in the financial statements at fair value, with changes in fair value included in net loss.  Additionally, this transaction has a net settlement feature, and the effects of the net settlement will be included in interest income or expense as appropriate.  The fair values as of September 30, 2011 and December 31, 2010 were $13,283 and $76,153, respectively, and were included in other assets.

8.                                       ACCOUNTING STANDARDS UPDATES

The FASB issued Accounting Standards Update No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU No. 2011-01”), during January 2011. ASU 2011-01 temporarily delays the effective date of troubled debt restructuring disclosures required by ASU 2010-20 for public companies.  The disclosures regarding troubled debt restructurings are effective for interim and annual periods ending after June 15, 2011.   ASU No. 2011-01 will have an impact on the Company’s disclosures, but not its financial position or results of operations.

In April 2011, the FASB issued Accounting Standards Update No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU No. 2011-02”). ASU 2011-02 provides additional clarification for creditors in evaluating whether or not a debt restructuring involves a concession and whether a debtor is experiencing financial difficulties, both of which are the basis for determining whether a restructuring constitutes a troubled debt restructuring.  The amendments are effective for the first interim or annual period beginning on or after June 15, 2011. ASU 2011-02 also requires disclosure of those items deferred in ASU 2011-01 for interim and annual periods beginning on or after June 15, 2011. ASU No. 2011-02 is not expected to have a significant impact on the Company’s disclosures, financial position or results of operations.

In April 2011, the FASB also issued Accounting Standards Update No. 2011-03, Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements (“ASU No. 2011-03”). ASU 2011-03 removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and the collateral maintenance implementation guidance related to that criterion.  ASU 2011-03 will be effective for interim and annual periods beginning on or after December 15, 2011 and is not expected to impact the Company’s disclosures, financial position, or results of operations.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU No. 2011-04”) ASU 2011-04 provides common principles and requirements for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  ASU 2011-04 will be effective for interim and annual periods beginning on or after December 15, 2011 and is expected to impact the Company’s disclosures but not its financial position, or results of operations.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU No. 2011-05”).  ASU 2011-05 provides entities with the option of presenting comprehensive income in a single, continuous statement of comprehensive income or in two separate but consecutive statements.  This update eliminates the option of presenting comprehensive income as part of the statement of changes in stockholders’ equity.  ASU 2011-05 does not change the items which must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU 2011-05 will be effective for interim and annual periods beginning on or after December 15, 2011 and is not expected to impact the Company’s disclosures, financial position, or results of operations.

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

Company Overview

The following describes our results of operations for the three months and nine months ended September 30, 2011 and 2010, and also analyzes our financial condition as of September 30, 2011 and December 31, 2010.  Like most community banks, we expect to derive most of our income from interest that we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on the majority of which we pay interest. Consequently, one of the key measures of our success is our level of net interest income, which is the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. The Company continues to experience weak loan demand due to the current economic climate.  This weakened economy has forced us to curtail our growth and continue to deleverage our balance sheet by 12.2% year to date in an effort to preserve our interest spread, which is the difference between the yield we earn on interest-earning assets and the rate we pay on interest-bearing liabilities.

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

Industry Overview

Despite limited signs of economic improvement, the first three quarters of 2011 reflect continued economic instability which has negatively impacted liquidity and credit quality. Concerns regarding increased credit losses from the weakening economy have negatively affected capital and earnings of most financial institutions. Financial institutions have experienced significant declines in the value of collateral for real estate loans and serious deterioration in the credit quality of their loan portfolios.  These factors have resulted in record levels of non-performing assets, charge-offs and foreclosures.  The State of Georgia and the Atlanta metropolitan area in particular have gained the unfortunate distinction of experiencing among the highest incidences of bank closures nationwide since the onset of the 2007 financial crisis.

Due to credit quality concerns, liquidity in the debt market remains low in spite of enormous efforts by the U.S. Department of the Treasury (“Treasury”) and the Federal Reserve Bank (“Federal Reserve”) to inject capital into financial institutions. The federal funds rate set by the Federal Reserve has remained at historically low levels since December 2008, following a decline from 4.25% to 0.25% during 2008 through a series of seven rate reductions.

Treasury, the Federal Deposit Insurance Corporation and other governmental agencies continue to evolve rules and regulations to implement the Emergency Economic Stabilization Act of 2008, the Troubled Asset Relief Program (“TARP”), the Financial Stability Plan, the American Recovery and Reinvestment Act and related economic recovery programs, many of which curtail the activities of financial institutions.  In February of this year, we applied to the U.S. Treasury for the Small Business Lending Fund (SBLF), a new form of government-provided capital that was authorized under the Small Business Jobs Act (The “Jobs Act”), which was signed into law on September 27, 2010.  The SBLF doesn’t require the issuance of warrants and the Jobs Act includes specific assurance that recipients of SBLF are not considered TARP recipients (and therefore also not subject to the executive compensation restrictions that are associated with TARP).  SBLF draws from a source of funding separate from TARP and is administered by a separate organization in Treasury. The Company decided not to pursue funds from the SBLF and withdrew its application during the 3rd quarter.

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

Results of Operations for the Three Months Ended September 30, 2011 and 2010

Net losses for the third quarter of 2011 were $54,167, or $0.02 per share compared to losses of $2,332,599 or $0.67 per share for the third quarter of 2010. Earnings improved in the third quarter comparing quarter over quarter primarily due to a reduction in the provision for loan losses.  The provision for loan losses recognized during the third quarter of 2011 was $0 compared to provisions of $2,133,614 made in the third quarter of 2010. Operating expenses decreased $398,864, or 23.3%, in the third quarter 2011 compared to the same time period last year, primarily due to significantly lower salary and employee benefit expenses associated with changes to executive management in 2010.

Net interest income for the third quarter of 2011 was $1,128,622 compared to $1,187,156 for the same period last year; a decline of 4.9%. The decline in interest income of $296,619 quarter over quarter was offset by a reduction in interest expense of $238,085.  Our yield on net earning assets was 3.81% for the third quarter compared to 3.35% for the same quarter last year due to decreases in funding costs coupled with stable loan yields.  The yield on the investment portfolio declined due to the sale of corporate bonds during the later part of 2010, for the purpose of reducing the credit risk in the investment portfolio.

The cost of interest bearing liabilities declined to 1.39% in the third quarter of 2011 from 1.87% in the third quarter of 2010. Rates offered on interest bearing deposits were reduced in 2010 to be aligned with the local Atlanta market. This decrease was also partially attributed to a promotional rate campaign on time deposits during the fourth quarter 2009 and the first quarter of 2010 which re-priced during the end of 2010 and early 2011.  The increase in noninterest bearing deposits helped offset the deposit roll off from the interest rate reductions.  The Bank is targeting owner managed businesses and related operating accounts in order to bring account relationships to the Bank and thereby reduce the overall cost of funds.

Overall asset quality has improved during the third quarter.  Our analysis of credit, lending, and portfolio conditions  reflect decreased losses, a decrease in the overall size of the loan portfolio and resulted in no provisions to the  allowance for loan losses during the third quarter. A provision of $2,133,614 was made in the third quarter of 2010 as a result of write-downs during that quarter.  The allowance percentage measured 2.59% of total loans for the third quarter as compared to 2.65% during the same period in 2010.

Noninterest Income

Total noninterest income decreased $195,512 in the third quarter of 2011 compared to the same period in 2010. The decline is attributable to the loss on sales of loans held for sale in the current quarter and gains on sales of loans held for sale in the third quarter of 2010 coupled with there being no gains on sales of securities available for sale in the current quarter which, represents a decline of $161,353 from the prior year’s third quarter.  SBA premiums of $228,255 were recognized in the third quarter of 2011, which represents an increase of $45,436 or 24.9% from the same period last year. The interest rate corridor reflected a mark to market loss of $20,416 as of September 30, 2011 compared to a loss of $76,071 as of September 30, 2010. Service charges on deposit accounts and other noninterest income have declined $4,483 for the quarter ended September 30, 2011 due to lower overdraft fees.

Noninterest Expenses

Total noninterest expenses decreased by $398,864 during the third quarter of 2011 compared to the same period in 2010. The decrease was primarily related to a reduction in salary and employee benefit expenses associated with changes to executive management in 2010.

The primary components in the other operating expense category for the three months ended September 30, 2011 were $101,912 in data processing and IT related services, $50,754 in regulatory assessments, and $104,956 in other real estate expenses. In comparison to the same time period in 2010, the Company recognized $78,838 in data processing and IT related services, $45,182 in regulatory assessments, and zero other real estate expenses.

The following tables calculate the net yield on earning assets as of September 30, 2011 and 2010. Net yield on earning assets, defined as net interest income annualized, divided by average interest earning assets, was at 3.81% for the three months ended September 30, 2011, an increase of 46 basis points from 3.35% at September 30, 2010.

For the three months ended September 30, 2011

(Dollars in thousands)

Description	Avg. Assets/Liabilities	Interest Income/Expense	Yield/Cost
Interest Earning Assets
Federal Funds Sold	$237	$—	0.32%
Securities	46,582	351	3.01%
Loans (1)	71,834	1,112	6.19%
Total	$118,653	1,463	4.93%
Interest Bearing Liabilities
Interest Bearing Demand Deposits	$41,716	94	0.90%
Time Deposits	41,639	173	1.67%
Other Borrowings	12,634	67	2.13%
Total	$95,989	334	1.39%
Net interest income		$1,129
Net yield on earning assets			3.81%

(1)          Average non-accrual loans of $4,700,079 were deducted from average loans.

For the three months ended September 30, 2010

(Dollars in thousands)

Description	Avg. Assets/Liabilities	Interest Income/Expense	Yield/Cost
Interest Earning Assets
Federal Funds Sold	$1,552	$1	0.25%
Securities	65,529	587	3.58%
Loans (1)	74,636	1172	6.28%
Total	$141,717	1,760	4.97%
Interest Bearing Liabilities
Interest Bearing Demand Deposits	$42,334	179	1.69%
Time Deposits	68,694	323	1.88%
Other Borrowings	11,487	71	2.47%
Total	$122,515	573	1.87%
Net interest income		$1,187
Net yield on earning assets			3.35%

(1)          Average non-accrual loans of $6,415,427 were deducted from average loans.

Results of Operations for the Nine Months Ended September 30, 2011 and 2010

Net losses for the first nine months of 2011 were $114,061, or $0.03 per share compared to losses of $2,524,465 or $0.73 per share for the first nine months of 2010. Earnings improved in 2011 comparing year over year primarily due to the significant decrease in provision for loan losses.  This decrease was based on management’s determination that the allowance for loan loss was deemed appropriate to support the risk inherent in the loan portfolio. Operating expenses decreased by $349,148, or 7.9%, in the first three quarters of 2011 compared to the same time period last year.

Net interest income for the first nine months of 2011 was $3,470,808 compared to $3,541,167 for the same period last year. Declines in interest income of approximately $594,067 year over year were offset by a reduction in interest expense of $523,708.  Our net yield on earning assets was 3.80% for the first three quarters of 2011, compared to 3.52% for the same period last year due to decreases in funding costs coupled with stable loan yields.  The yield on the investment portfolio declined due to the sale of corporate bonds during the latter part of 2010, for the purpose of reducing the credit risk in the investment portfolio.

The cost of interest bearing liabilities declined to 1.51% in the first nine months of 2011 from 1.94% in the first nine months of 2010.  Rates offered on interest bearing deposits were reduced in 2010 to be aligned with the local Atlanta market. This decrease was also partially attributed to a promotional rate campaign on time deposits during the fourth quarter 2009 and the first quarter of 2010 which re-priced during the end of 2010 and early 2011.

As a result of our analysis of credit, lending, and portfolio conditions during 2011, we have identified an improvement in asset quality, experienced lower losses, and experienced a decrease in the overall size of the loan portfolio.  We recognized a provision for loan losses of $209,563 during the first nine months of 2011, which results in an allowance percentage of 2.59% of total loans. A provision of $2,871,624 was made during the first nine months of 2010 resulting in an allowance for loan loss of 2.65% of total loans as of September 30, 2010.

Noninterest Income

Total noninterest income decreased $530,446 in the first nine months of 2011 compared to the same period in 2010. The decline is attributable to the decreases in gains on sales of securities available for sale of $483,163 and sales of loans held for sale of $546,964.  SBA premiums of $708,044 were recognized in the first nine months of 2011 and mitigated the decline in gains on sales of securities and loans held for sale.  The interest rate corridor reflected a mark to market loss of $62,870 as of September 30, 2011, compared to a loss of $226,477 as of September 30, 2010. Service charges on deposit accounts and other noninterest income have declined $14,497 or 27.2% for the nine months ended September 30, 2011, due to lower overdraft fees and fees related to SBA loans.

Noninterest Expenses

Total noninterest expenses decreased by $349,148 during the first nine months of 2011 compared to the same period in 2010. The decrease was primary due to lower salary and employee benefit expenses of $255,170 associated with changes to executive management in 2010. The primary components in the other operating expense category for the nine months ended September 30, 2011 were $317,083 in data processing and IT related services, $232,346 in regulatory assessments and $149,793 in other real estate expenses. In comparison to the same period in 2010, the Company recognized $233,932 in data processing and IT related services, $130,460 in regulatory assessments and zero in other real estate expenses.

The following tables calculate the net yield on earning assets for the nine months ended September 30, 2011 and 2010, respectively. Net yield on earning assets amounted to 3.80% for the nine months ended September 30, 2011, which represents an increase of 28 basis points from the first nine months of 2010. The increase is due primarily to the Bank’s ability to drive down its cost of funds.

For the nine months ended September 30, 2011

(Dollars in thousands)

Description	Avg. Assets/Liabilities	Interest Income/Expense	Yield/Cost
Interest Earning Assets
Federal Funds Sold	$518	$1	0.20%
Securities	46,521	1,111	3.19%
Loans (1)	74,804	3,501	6.24%
Total	$121,843	4,613	5.05%
Interest Bearing Liabilities
Interest Bearing Demand Deposits	$41,398	309	0.99%
Time Deposits	46,863	622	1.77%
Other Borrowings	12,437	211	2.27%
Total	$100,698	1,142	1.51%
Net interest income		$3,471
Net yield on earning assets			3.80%

(1)          Average non-accrual loans of $6,786,767 were deducted from average loans.

For the nine months ended September 30, 2010

(Dollars in thousands)

Description	Avg. Assets/Liabilities	Interest Income/Expense	Yield/Cost
Interest Earning Assets
Federal Funds Sold	$1,168	$1	0.17%
Securities	61,904	1,768	3.81%
Loans (1)	71,076	3,438	6.45%
Total	$134,148	5,207	5.17%
Interest Bearing Liabilities
Interest Bearing Demand Deposits	$38,243	524	1.83%
Time Deposits	61,187	921	2.01%
Other Borrowings	15,203	221	1.94%
Total	$114,633	1,666	1.94%
Net interest income		$3,541
Net yield on earning assets			3.52%

(1)          Average non-accrual loans of $6,607,815 were deducted from average loans.

Assets and Liabilities

General

Total assets were $131,486,667 at September 30, 2011, a decrease of $13,510,092, or 9.32%, from December 31, 2010. Earning assets likewise declined 7.9% from December 31, 2010, to end the quarter at $116,800,634. Net loans were $74,172,150 at September 30, 2011, a decrease of $9,108,069, or 10.9%, from December 31, 2010. Several factors have lead to the decrease in loans outstanding including weak loan demand, early payoffs, the transfer of loans to OREO, and loan charge offs. Additionally, the majority of loans originated in 2011 were SBA loans with the guaranteed portion sold in the secondary market. The investment securities available for sale decreased $8,021,549, or 16.33%, from December 31, 2010.  This decrease is a result of investment strategies to sell the Company’s tax free municipal bond portfolio along with other callable securities coupled with securities being called and monthly paydowns within the portfolio.  A portion of the proceeds were reinvested in seasoned pass thru mortgage backed securities while the remaining funds were used to repay maturing brokered funds and allow for higher cost time deposits to roll off without having a significant impact on the Bank’s liquidity. Overall, deposits declined $14,379,203, or 13.42%. Management will continue to monitor and manage the level of brokered funds of $10,210,525 with the intent on becoming less reliant on them while loan demand remains weak.  Noninterest bearing deposits have grown 9.5%, or $740,559, during 2011. Secured borrowings, related to SBA loan sales, declined by $2,027,311 to $0 at

September 30, 2011.  Due to changes in accounting guidelines for SBA loans that took effect in the first quarter 2011, the Company will no longer report secured borrowings on its balance sheet related to SBA loan sales.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, we intend to invest a substantial percentage of our earning assets in our loan portfolio. We had no loans more than 90 days past due that were still accruing interest, and we had two troubled debt restructurings at September 30, 2011, totaling $2,303,517. The Company had $3,718,800 in nonaccrual loans at September 30, 2011 compared to $8,659,309 at December 31, 2010, and these amounts include loans held for sale of $248,658 and $518,995, respectively, which are on nonaccrual status.

The following table summarizes average loan balances for the three and nine months ended September 30, 2011 and 2010 determined using the daily average balance, changes in the allowance for loan losses and the ratio of net charge-offs to period average loans.

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

Average amount of loans outstanding	$76,534,268	$80,261,728	$81,590,744	$76,891,467
Balance of allowance for loan losses at beginning of period	3,465,776	2,083,603	3,462,375	1,445,522
Loans recovered	—	—	—	—
Loans charged-off	(1,495,233)	(1,930,875)	(1,701,395)	(2,030,804)
Additions to the allowance during the period	—	2,133,614	209,563	2,871,624
Balance of allowance for loan losses at the end of the period	1,970,543	2,286,342	1,970,543	2,286,342

Ratio of net loans charged off during the period to average loans outstanding	1.95%	2.41%	2.09%	2.64%

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense in our consolidated statement of operations. The allowance for loan losses was $1,970,543 as of September 30, 2011, which declined through charge-offs of $1,701,395 and was increased through provisions of $209,563 from December 31, 2010.  The charge-offs in 2011 were on previously identified impaired loans which were specifically reserved for in prior years. Our allowance for loan loss amounted to 2.59% of our loan portfolio at September 30, 2011 and 3.98% of the loan portfolio at December 31, 2010.  The Bank has fewer impaired loans with specific reserves as of September 30, 2011 compared to December 31, 2010 due to charge offs and the transfer of loans to OREO. Based upon our analysis of credit quality, lending conditions, and probable losses estimated using risk rated loan loss migration analysis   and qualitative factors, we believe the balance of the allowance for loan losses as of September 30, 2011 is appropriate.

Historically, the Bank used a combination of peer loss history and its own loss history for its various loan types in arriving at its allowance for loan and lease loss (ALLL).  Management revisited the Bank’s methodology after the second quarter of 2011 for the purposes of determining the most effective means for arriving at an appropriate allowance for loan loss balance commensurate with the Bank’s size and level of complexity.

Management concluded that a loss migration analysis based on the Bank’s internal loan risk rating system provides a more precise and accurate estimate of potential losses within the loan portfolio.  The basis for determining the appropriateness of the allowance for loan losses under the revised methodology focuses on the Bank’s internal risk rated loss experience over a rolling eight quarter period as opposed to reliance on peer group data.  The revised methodology also expands loan categories to further stratify the Bank’s loss history by loan type.

The risk rated migration analysis reflects required reserves of $1,709,362 or 2.24% of total loans.  Additionally, reserves of $261,181 are considered to be “unallocated” and are available to support future loan growth and/or unidentified problem loans.

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

Interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received and the unpaid balance is determined to be collectible. Loans are returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within a reasonable time frame.

Following is a category detail of our allowance percentage and reserve balance by loan type (gross of unearned loan fees) at September 30, 2011 and December 31, 2010.

	September 30, 2011	September 30, 2011	December 31, 2010	December 31, 2010
	Calculated	Reserve	Calculated	Reserve
Loan Group Description	Reserves	%	Reserves	%
Construction and development	651,418	5.69%	1,259,996	7.42%
Real estate — mortgage	168,191	2.37%	68,905	0.91%
Commercial real estate	978,712	1.91%	1,933,810	3.57%
Commercial and industrial	135,616	2.27%	156,457	2.03%
Other	36,606	7.39%	43,207	7.75%
Total Allowance for Loan Loss	$1,970,543	2.58%	3,462,375	3.98%

There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

Deposits

Our primary source of funding for loans and securities is deposits and Federal Home Loan Bank advances. At September 30, 2011, we had $92,755,537 in deposits, which consisted of $8,510,511 (9.2%) in non-interest bearing demand deposit accounts, $43,720,948 (47.1%) in time deposits, and $40,524,078 (43.7%) of other interest bearing accounts. The deposit mix as of December 31, 2010 was $7,769,952 (7.3%) in non-interest bearing demand deposit accounts, $59,648,559 (55.7%) in time deposits, and $39,716,229 (37%) of other interest bearing accounts.

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

Our primary sources of liquidity are deposits, borrowings, scheduled repayments on our loans, and interest on and maturities of our securities. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. Occasionally, we might sell securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. As of September 30, 2011, our primary source of liquidity included our securities portfolio, lines of credit available with correspondent banks totaling $22,400,000, and a line of credit with the Federal Home Loan Bank of Atlanta. We believe our liquidity levels are adequate to meet our operating needs.

Off-Balance Sheet Risk

Through the operations of the Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2011, we had issued commitments to extend credit of $7,243,760 through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources

Total shareholders’ equity increased from $24.1 million at December 31, 2010 to $25.4 million at September 30, 2011, primarily as a result of changes in the fair market value of investment securities available for sale.

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

The following table sets forth the Bank’s various capital ratios at September 30, 2011.

Bank
Total risk-based capital	22.61%

Tier 1 risk-based capital	21.35%

Leverage capital	15.19%

We believe that our capital is sufficient to fund the activities of the Bank in its early years of operation and that the rate of asset growth will not negatively impact the capital base. As of September 30, 2011, there were no significant firm commitments outstanding for capital expenditures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of September 30, 2011 from that presented under the headings “Results of Operations—Interest Sensitivity” and “Balance Sheet Review” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2011.

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*Filed Herewith

^In accordance with Regulation S-T, XBRL (Extensible Business Reporting Language) related information in Exhibit No. (101) to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be incorporated by reference into any registration statement pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Touchmark Bancshares, Inc.

Date: November 14, 2011	By:	/s/ Pin Pin Chau
Pin Pin Chau
President and Chief Executive Officer
(principal executive officer)

Date: November 14, 2011	By:	/s/ Jorge L. Forment
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

*Filed Herewith

^In accordance with Regulation S-T, XBRL (Extensible Business Reporting Language) related information in Exhibit No. (101) to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be incorporated by reference into any registration statement pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.