Form 10-K
period 2011-12-31
Touchmark Bancshares, Inc.
filed 2012-03-30
CIK 1403008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value per share

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The estimated aggregate market value of the Registrant’s Common Stock held by non-affiliates on June 30, 2011 was $7,151,408. Because there is not an active trading market for the Common Stock, we have used recent market trades at $3.70 as an estimate of the market value of a share of our Common Stock for purposes of calculating public float at June 30, 2011. For purposes of this Response, Officers, Directors, and Holders of 10% or more of the Registrant’s Common Stock are considered to be affiliates of the Registrant at that date.

The number of shares outstanding of the registrant’s common stock was 3,465,391 at March 30, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement related to the Annual Meeting of Shareholders to be held on May 16, 2012 are incorporated by reference in response to Part III of this Annual Report.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in our forward-looking statements include, but are not limited to the following:

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

The foregoing risks are exacerbated by the negative developments in national and international financial and credit markets over the past four years, and we are unable to predict what effect these uncertain market conditions will have on our Company. During 2011 and 2010, the capital and credit markets continued to experience unprecedented levels of extended volatility and disruption. There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

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

PART I

Item 1.         Business

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

Banking Services

The Bank is primarily engaged in the business of accepting demand and time deposits and providing commercial, consumer and real estate related loans to the general public. Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum amount, which is currently $250,000. The Bank is participating in the FDIC’s Temporary Liquidity Guarantee Program (discussed below in greater detail) which, in part, fully insures non-interest bearing transaction accounts. Other services which the Bank offers include online banking, merchant services, remote deposit capture, safe deposit boxes, bank official checks, ACH, wire transfer capabilities and international services.

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

Our headquarters is located at 3651 Old Milton Parkway, Alpharetta, Georgia. In addition to our Alpharetta location, we operate a full service branch in Duluth, at the intersection of Peachtree Industrial Boulevard and Abbotts Bridge Road, and a second full service branch in Doraville, in the Pavilion Shopping Center at the intersection of Peachtree Industrial Boulevard and Peachtree Road. These branch offices allow us to cover our desired market area and have increased our personal service delivery capabilities to all of our customers. We have and plan to continue to take advantage of existing contacts and relationships with individuals and companies in our market areas to more effectively market the services of the Bank.

Lending Activities

General.   We emphasize a range of lending services, including real estate, commercial, Small Business Administration (SBA), and equity-line and consumer loans to individuals, small to mid-sized businesses, and professional concerns that are located in or conduct a substantial portion of their business in the Bank’s market area. We compete for these loans with financial institutions that are well established in our service area and have greater resources and lending limits. As a result, in some instances, we may charge lower interest rates or structure more customized loan facilities to attract borrowers.

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

Loan Distribution.   The percentage distribution of our loans as of December 31, 2011 was as follows:

Real Estate	79.6%

Commercial Loans	9.6%

Consumer Loans	0.7%

Residential Mortgage Loans (including HELOCs)	10.1%

Total	100.0%

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

Allowance for Loan Losses.   We maintain an allowance for loan losses, which we establish through a provision for loan losses charged against operations. We will charge loans against this allowance when we believe the collectability of principal is unlikely. The allowance is an estimate based on our loss history that we believe will be adequate to absorb losses inherent in the loan portfolio based on regular evaluations of its collectability. Our allowance to gross loans was 2.30% at December 31, 2011. We periodically adjust the amount of the allowance based on our consideration of factors including:

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

Real Estate Loans.   Loans secured by first or second mortgages on real estate comprise 90.5% of the Bank’s loan portfolio. These loans generally fall into one of two categories: commercial real estate loans and construction development loans.

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

Other Banking Services

We offer cashier’s checks, banking by mail, remote deposit, ACH origination, lock box services and United States Savings Bonds. We are associated with national ATM networks that can be used by the Bank’s customers throughout the country. We believe that by being associated with a shared network of ATMs, we are better able to serve our customers and will be able to attract customers who are accustomed to the convenience of using ATMs. We also offer debit card and credit card services through a correspondent bank as an agent for the Bank. We also offer other services including lines of credit, 24-hour telephone banking, on-line banking and electronic bill-pay. We do not have trust powers and do not expect to utilize trust powers in the near future.

Competition

The banking business is highly competitive. We compete as a financial intermediary with other commercial banks, savings banks, credit unions, finance companies and money market mutual funds in our primary service area. Many of these institutions have resources and lending limits that exceed our own, and many of our large competitors operate extensive branch networks and trust services that we do not offer. Our competitors include large national, super regional and regional banks like Wells Fargo, SunTrust Bank, Regions Bank, as well as other community banks in our service area such as Metro City Bank, Keyworth Bank, and Piedmont Bank. Nevertheless, we believe that our management team, our focus on relationship banking and the economic and demographic dynamics of our service area will allow us to gain a meaningful share of the area’s deposits.

Employees

As of March 15, 2012, the Bank had 24 full-time employees.

Corporate Information

Our corporate headquarters are located at 3651 Old Milton Parkway, Alpharetta, Georgia, 30005, and our telephone number is (770) 407-6700. Our website is located at www.touchmarknb.com. The information on our website is not incorporated by reference into this report.

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any reports, statements or other information that we file at the SEC’s public reference facilities at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at (800) SEC-0330 for further information regarding the public reference facilities. The SEC maintains a website, http://www.sec.gov, which contains reports, proxy statements and information statements and other information regarding registrants that file electronically with the SEC, including us. Our SEC filings are also available to the public from commercial document retrieval services.

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

Economic Stabilization Legislation.  In the wake of the 2008 financial crisis, the federal government enacted several laws and certain key federal regulatory agencies enacted various regulations and programs designed to stabilize the economy. The two principal pieces of legislation were the Emergency Economic Stabilization Act of 2008 (the “EESA”) and the American Recovery and Reinvestment Act of 2009.  Under these laws and other authority, government agencies enacted the Troubled Asset Relief Program (“TARP”), Capital Purchase Program, Public-Private Investment Program, Temporary Liquidity Guarantee Program (“TLGP”) and other initiatives.  The Board of Directors of the Bank elected to participate only in the TLGP, although the Bank may elect to participate in other programs in the future.

The Dodd-Frank Act.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010 and will result in sweeping changes in the regulation of financial institutions.  Many provisions of the Dodd-Frank Act apply to, and are more likely to affect, larger financial institutions. However, the Dodd-Frank Act contains numerous other provisions that affect community banks.

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

•                  Consumer Financial Protection Bureau.  The Dodd-Frank Act centralizes responsibility for consumer financial protection by creating a new agency responsible for implementing, examining, and enforcing compliance with federal consumer financial laws.  The new Consumer Financial Protection Bureau (“CFPB”) will be created under the Federal Reserve and will have rule-making, enforcement and investigative authority over consumer financial protection statutes.  Many new consumer protection regulations are expected to be promulgated over the next few years.  Many of those regulations will increase compliance costs for depository institutions or limit the fees they can charge.  Community banks may find it more difficult than larger institutions to absorb the increased compliance costs and reduction in income.  The new CFPB is specifically authorized to take action and promulgate rules to prohibit unfair, deceptive or abusive acts or practices in connection with any transaction with a consumer for a consumer financial product.  Unfair and deceptive acts are already prohibited by the Federal Trade Commission Act and many state laws.  However, the Dodd-Frank Act provides minimal guidance as to what activities will be considered “abusive.”  This will likely be an area of significant consumer litigation in the future.  State attorneys general are specifically granted the authority to enforce the regulations promulgated by the CFPB against national banks, which will likely result in increased enforcement of the new consumer regulations.

•                  Loss of Federal Preemption.  The Dodd-Frank Act restricts the preemption of state law by federal law and disallows subsidiaries and affiliates of national banks from availing themselves of such preemption.

•                  Interstate Branching.  The Dodd-Frank Act, subject to a state’s restrictions on intra-state branching, now permits interstate branching.  Therefore a bank may enter a new state by acquiring a branch of an existing institution or by establishing a new branch office.  As a result, there will be no need for the entering bank to acquire or merge with an existing institution in the target state.  This ability to establish a de novo branch across state lines will have the effect of increasing competition within a community bank’s existing markets and may create downward pressure on the franchise value for existing community banks.

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

•                  Interchange Fees.  The Dodd-Frank Act amends the Electronic Funds Transfer Act to, among other things, give the Federal Reserve, on and after July 21, 2010, the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.  Although community banks will be exempt from a cap on interchange fees, the cap on the fees of large banks will create market forces that force all fees downward.  Therefore, community banks should expect lower interchange revenues in the future.

•                  Source of Financial Strength.  The Dodd-Frank Act codifies the existing policy of the Federal Reserve, whereunder a bank holding company serves as the “source of financial strength” for its subsidiary banks.  This provision of the Dodd-Frank Act became effective on July 21, 2011, and clarifies ambiguities that might exist with respect to the requirements of a “policy”, as compared to the requirements of a “statute”.  Presumably, the regulations promulgated under the statutory requirements will further clarify these source-of-financial-strength requirements for bank holding companies, together with the enforcement powers of the Federal Reserve relating thereto.

•                  Minimum Capital Requirements and Enhanced Supervision. On June 14, 2011, the federal banking agencies published a final rule regarding minimum leverage and risk-based capital requirements for banks and bank holding companies consistent with the requirements of Section 171 of the Dodd-Frank Act.  The Dodd-Frank Act also increased regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

•                  Payment of Interest on Demand Deposits. On July 21, 2011, the Federal Reserve’s final rule repealing Regulation Q, Prohibition Against Payment of Interest on Demand Deposits, became effective. Regulation Q was promulgated to implement the statutory prohibition against payment of interest on demand deposits by institutions that are member banks of the Federal Reserve. This will increase community banks’ cost of funds as they may need to pay interest on demand deposits of business entities to retain such customers.

•                  Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained. These requirements became effective on July 21, 2011.

•                  Enhanced Lending Limits. The Dodd-Frank Act strengthened the previous limits on a depository institution’s credit exposure to one borrower which limited a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expanded the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

•                  Compensation Practices. The Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or compensation that gives rise to excessive risk or could lead to a material financial loss to such firm. In June 2010, prior to the Dodd-Frank Act, the bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which requires that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behavior.

Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been finalized, many of the new requirements called for have yet to be implemented and will likely be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

Touchmark Bancshares, Inc.

We own 100% of the outstanding capital stock of the Bank, and therefore we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956 (the “Bank Holding Company Act”). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act and the regulations promulgated thereunder. Moreover, as a bank holding company of a bank located in Georgia, we also are subject to regulation by the Georgia Department of Banking and Finance.

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

•                  managing or controlling banks;

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

As a bank holding company we can also elect to be treated as a “financial holding company,” which would allow us to engage in a broader array of activities. In summary, a financial holding company can engage in activities that are financial in nature or incidental or complimentary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities. We have not sought financial holding company status, but may elect such status in the future as our business matures. If we were to elect financial holding company status, each insured depository institution we control would have to be well capitalized, well managed, and have at least a satisfactory rating under the Community Reinvestment Act (discussed below).

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

Source of Strength.   In accordance with Federal Reserve policy, and the Frank-Dodd Act, we are expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which we might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary, other than a non-bank subsidiary of a bank, upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of a bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition. Further, any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank at a certain level would be assumed by the bankruptcy trustee and entitled to priority payment.

Capital Requirements.   The Federal Reserve imposes certain capital requirements on bank holding companies under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are essentially the same as those that apply to the Bank and are described below under “Touchmark National Bank”. We are able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

Subsidiary Dividends.   The Company is a legal entity separate and distinct from the Bank. The Company’s principal source of cash flow, including cash flow to pay dividends to its shareholders, is dividends it receives from the Bank. The Company and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. As a general rule, the amount of a dividend may not exceed, without prior regulatory approval, the sum of net income in the calendar year to date and the retained net earnings of the immediately preceding two calendar years. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings.

Incentive Compensation.   On June 21, 2010, the Federal Reserve, along with the Office of the Comptroller of the Currency (the “OCC”), the Office of Thrift Supervision (the “OTS”), and FDIC issued final guidance on incentive compensation policies. The guidance is intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking.

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

The Federal Reserve and the Dodd-Frank Act addressed loan officer origination compensation practices with new rules in 2010. See the discussion under “Other Regulations.”

State Law Restrictions.                 As a Georgia business corporation, we are subject to certain limitations and restrictions under applicable Georgia corporate law.

Touchmark National Bank

The Bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the OCC. Deposits in the Bank are insured by the FDIC up to $250,000 for substantially all depository accounts. The OCC and the FDIC regulate or monitor virtually all areas of the Bank’s operations, including:

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

Prompt Corrective Action.                         The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established a “prompt corrective action” program in which every bank is placed into one of five regulatory categories, depending primarily on its regulatory capital levels. The OCC and the other federal banking regulators are permitted to take increasingly severe action as a bank’s capital position or financial condition declines below the “Adequately Capitalized” level described below. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank’s leverage ratio reaches two percent. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital. The OCC’s regulations set forth five capital categories, each with specific regulatory consequences. The categories are:

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

If the Bank is not well capitalized, it cannot accept brokered time deposits without prior FDIC approval and, if approval is granted, cannot offer an effective yield in excess of 75 basis points on interest paid on deposits of comparable size and maturity in such institution’s normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside the Bank’s normal market area. Moreover, if the Bank becomes less than adequately capitalized, it must adopt a capital restoration plan acceptable to the OCC that is subject to a limited performance guarantee by the corporation. The Bank would also become subject to increased regulatory oversight, and would be increasingly restricted in the scope of its permissible activities. Each company having control over an undercapitalized institution also must provide a limited guarantee that the institution will comply with its capital restoration plan. Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow. An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate Federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action. The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency. A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

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

As of December 31, 2011, the Bank was deemed to be “well capitalized.”

Standards for Safety and Soundness.   The Federal Deposit Insurance Act (“FDIA”) also requires the federal banking regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset growth. The agencies must also prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits. The federal bank regulatory agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement these required standards. These guidelines set forth the safety and soundness standards that the federal bank regulatory agencies use to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if the OCC determines that the Bank fails to meet any standards prescribed by the guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the OCC. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

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

•                                                          loan documentation;

•                                                          credit underwriting;

•                                                          interest rate risk exposure; and

•                                                          asset quality.

Insurance of Accounts and Regulation by the FDIC.   The Bank’s deposits are insured up to applicable limits by the DIF of the FDIC. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions. It may also prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OCC an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The Dodd-Frank Act permanently raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The FDIC insurance also temporarily provides unlimited coverage for certain qualifying and participating non-interest bearing transaction accounts.  The increased coverage is in effect until December 31, 2012.

Currently, initial base rate assessments for all FDIC-insured institutions range from 12 to 45 basis points, with assessment rates of 12 to 16 basis points for banks in the best risk category.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. In December 2009, we paid $399,481 in prepaid risk-based assessments, which included $23,970 related to the fourth quarter of 2009 that would have been otherwise payable in the first quarter of 2010. This amount is included in deposit insurance expense for 2009. AS of December 31, 2011, the balance of the prepaid deposit insurance was $17,474 and is included in other assets in the accompanying balance sheet.

In February 2011, the FDIC board of directors approved a final plan to impose parity in the deposit-insurance system by basing the assessment base on average total consolidated assets minus average tangible equity instead of domestic deposits. The new initial base rate schedule is substantially lower than the prior schedule. Institutions in Risk Category I, which includes more than 90 percent of community banks, will be paying 5-9 basis points instead of the current base rate schedule of 12-16 basis points. Institutions in Risk Categories II, III and IV will pay 14, 23 and 35 basis points, respectively, compared to the current rates of 22, 32 and 45 basis points, respectively. In addition, the secured liability adjustment was eliminated under the proposal (although secured liabilities will likely be reflected in a bank’s new assessment base), and the unsecured debt adjustment and the broker deposit adjustment will also stay but with some modifications. The new rate schedule went into effect during the second quarter of 2011. Under the final rule, institutions with less than $1 billion in assets can report average weekly balances of their consolidated total assets rather than reporting average daily balances. The final rule also allows institutions with less than $1 billion in average consolidated total assets to report the end-of-quarter amount of Tier 1 capital as a proxy for average tangible equity.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OCC. It may also suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management of the Bank is not aware of any practice, condition or violation that might lead to termination of the Bank’s deposit insurance.

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

In October 2009, the federal bank regulatory agencies issued additional guidance on real estate lending that emphasizes these considerations.

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

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve decides to treat these subsidiaries as affiliates. The regulation also limits the amount of loans that can be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus.

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

Anti-Tying Restrictions.   Under amendments to the Bank Holding Company Act and Federal Reserve regulations, a bank is prohibited from engaging in certain tying or reciprocity arrangements with its customers. In general, a bank may not extend credit, lease or sell property, or furnish any services or fix or vary the consideration for these on the condition that (i) the customer obtain or provide some additional credit, property, or services from or to the bank, the bank holding company or subsidiaries thereof or (ii) the customer may not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. Certain arrangements are permissible: a bank may offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products; and certain foreign transactions are exempt from the general rule. A bank holding company or any bank affiliate also is subject to anti-tying requirements in connection with electronic benefit transfer services.

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

Financial Subsidiaries.   Under the Gramm-Leach-Bliley Act (the “GLBA”), subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the GLBA imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates.

Consumer Protection Regulations.                           Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•                  effective April 1, 2011, the Federal Reserve has implemented new rules regarding all persons who originate loans, including mortgage loan officers and brokers. The new rules include, among other things, prohibition of payments to loan originators based on the loan’s interest rate, prohibiting dual payment of a mortgage originator from both the consumer and the creditor, prohibiting a loan officer from steering a consumer to a lender with less favorable terms that increase the loan officer or broker’s compensation. The Dodd-Frank Act also addressed loan originator compensation in a similar manner but with additional provisions;

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

The deposit operations of the Bank also are subject to:

•                  the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•                  the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

USA PATRIOT Act/Bank Secrecy Act.   The USA PATRIOT Act amended, in part, the Bank Secrecy Act and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the U.S. Department of the Treasury’s (the “Treasury”) Financial Crimes Enforcement Network for transactions exceeding $10,000; and (iv) filing suspicious activity reports if a bank believes a customer may be violating U.S. laws and regulations and requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

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

The Office of Foreign Assets Control (“OFAC”), which is a division of the Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

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

Check 21.   The Check Clearing for the 21st Century Act (“Check 21”) gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check.  Check 21 also contains other provisions related to check status, communication and verification procedures.

Sarbanes-Oxley Act of 2002.   The Sarbanes-Oxley Act of 2002 (the “SOX”) was enacted to address corporate and accounting fraud. It established a new accounting oversight board that enforces auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, it also; (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the SEC; (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by certain public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

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

Effective September 21, 2010, the SEC adopted amendments to its rules to conform to Section 404(c) of the SOX, as added by Section 989G of the Dodd-Frank Act. Section 404(c) provides that the SOX shall not apply to any audit report prepared by an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Exchange Act.

With market value of its common equity less than $75 million, the Company does not qualify as an accelerated filer or large accelerated filer and therefore is not presently subject to Section 404(c) of the SOX for the year ended December 31, 2011. Prior to the enactment of the Dodd-Frank Act, the Company, as a non-accelerated filer, would have been required to include an attestation report from its public accounting firm on internal control over financial reporting in this year’s annual report filed with the SEC.

The Company’s management continues to be responsible for establishing and maintaining adequate internal control over financial reporting as detailed in Item 9A of this Annual Report on Form 10-K.

Effect of Governmental Monetary Policies.    Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

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

Item 1B.  Unresolved Staff Comments.

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

We operate a branch located at the intersection of Peachtree Industrial Boulevard and Abbotts Bridge Road in Duluth, Georgia. The address is 3170 Peachtree Industrial Boulevard, Suite 100, Duluth, Georgia 30097. This office is approximately 3,000 square feet and is leased for a period of five years with two five-year options to renew. Monthly rental payments began at $5,566 (including common area maintenance) and increase incrementally over the term of the lease.

We also operate a branch office in Doraville located in the Peachtree Pavilion Shopping Center at the intersection of Peachtree Industrial Boulevard and Peachtree Road. This location is operated under a five-year lease with a five-year renewal option. Monthly lease payments are $11,373 (including common area maintenance) and increase 2% periodically during the lease term. The Doraville lease covers approximately 4,300 square feet of office space.

Our headquarters branch was established in Alpharetta during the third quarter of 2009, The Company terminated its lease agreements at 3740 Davinci Court in Norcross in the third and fourth quarters of 2010 and recognized lease termination fees of $50,000 and $29,400, respectively.

During 2007, we purchased 9.7 acres of land for approximately $2.3 million on Satellite Boulevard near I-85 in Duluth, Georgia, as a potential site for our future main office. Our original business plan called for the construction of a permanent headquarters office in Duluth, Georgia. While the land represented an attractive opportunity for us, the 2009 decision to acquire our Alpharetta facility changed our plans in this regard.  The Company is currently marketing the site and the land is held for sale.

Item 3.    Legal Proceedings.

In the ordinary course of operations, we may be a party to various legal proceedings from time to time. We do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations, or financial condition.

Item 4.    Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We are currently quoted on the OTC Bulletin Board under the symbol “TMAK” and have a sponsoring broker-dealer to match buy and sell orders for our common stock. Although we are quoted on the OTC Bulletin Board, the trading market of our common stock on the OTC Bulletin Board is limited and lacks the depth, liquidity, and orderliness necessary to maintain a liquid market. The OTC Bulletin Board prices are quotations, which reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. There is currently no established public trading market in our common stock, and we are not aware of any trading or quotations of our common stock. Because there has not been an established market for our common stock, we may not be aware of all prices at which our common stock has been traded. Based on information available to us from a limited number of sellers and purchasers of common stock who have engaged in privately negotiated transactions of which we are aware, there were a limited number of stock trades in 2011 that took place at $4.10 per share. We have no current plans to seek listing on any stock exchange, and we do not expect to qualify for listing on NASDAQ or any other exchange for at least several years.

Holders of Common Stock

As of March 20, 2012, there were 3,465,391 shares of our common stock outstanding, held by approximately 550 shareholders of record. All of our outstanding common stock was issued in connection with our initial public offering, which was completed on March 31, 2008. The price per share in our initial public offering was $10.

Dividends

We have not declared or paid any cash dividends on our common stock since our inception. For the foreseeable future we do not intend to declare cash dividends as we are prohibited from declaring or paying any dividends without prior approval from the Federal Reserve.  We intend to retain earnings to grow our business and strengthen our capital base. Our ability to pay dividends depends on the ability of our subsidiary, the Bank, to pay dividends to us. As a national bank, Touchmark National Bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts. In addition, the Bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there have been transfers to surplus no less than one-tenth of the Bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years less any required transfers to surplus. The OCC also has the authority under federal law to enjoin a national bank from engaging in what, in its opinion, constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

Equity Compensation Plan Information

The Company currently has one equity compensation plan—the Touchmark Bancshares, Inc. 2008 Stock Incentive Plan (the “2008 Plan”).  The following table provides information as of December 31, 2011, regarding the Company’s then existing compensation plan:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans not approved by security holders:
Touchmark Bancshares, Inc. 2008 Stock Incentive Plan	107,616	$8.95	83,384
Total	107,616	$8.95	83,384

Touchmark Bancshares, Inc. 2008 Stock Incentive Plan

The 2008 Plan offers stock awards to key employees to encourage continued employment by facilitating their purchase of an equity interest in the Company. These awards are granted at the discretion of the board of directors at an exercise price determined by the board at the grant date. Options awarded under the 2008 Plan have a term of ten years from the date of grant and vest ratably over three years, unless otherwise stated in the award agreement. A total of 191,000 shares have been reserved under the 2008 Plan.

Item 6.    Selected Financial Data.

Not Applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following discussion describes our results of operations for the fiscal years ended December 31, 2011 and 2010 and also analyzes our financial condition as of December 31, 2011 and 2010. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on the majority of which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance in 2011 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. The Bank holds a significant portfolio of investment securities, but we expect that the size of this portfolio will diminish over time as we build lending relationships. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included an “Interest Sensitivity Analysis Table” to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans and our deposits.

There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the “Provision and Allowance for Loan Loss” section, we have included a detailed discussion of this process.

In addition to earning interest on our loans and investments, we earn income from the sale of the guaranteed portion of SBA loans, and other fees we charge to our customers. We describe the various components of this noninterest income, as well as our noninterest expense, in the “Noninterest Income” and “Noninterest Expense” sections.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements.

Basis of Presentation

The following discussion should be read in conjunction with the “Business” section and our consolidated financial statements and the related notes and the other information included elsewhere in this report. However, the ratios and percentages provided below are calculated using the detailed financial information contained in the financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

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

Allowance for Loan Losses. We believe that the determination of the allowance for loan losses is the critical accounting policy that requires the most significant judgments and estimates used in the preparation of our financial statements. Refer to the section “Allowance for Loan Losses” below for a more detailed description of the methodology related to the allowance for loan losses.

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

Industry Overview

Despite limited signs of economic improvement, 2011 reflects continued economic instability which has negatively impacted liquidity and credit quality. Concerns regarding increased credit losses from the weakening economy have negatively affected capital and earnings of most financial institutions. Financial institutions have experienced significant declines in the value of collateral for real estate loans and serious deterioration in the credit quality of their loan portfolios. These factors have resulted in record levels of non-performing assets, charge-offs and foreclosures. The State of Georgia and the Atlanta metropolitan area in particular have gained the unfortunate distinction of experiencing among the highest incidences of bank closures nationwide since the onset of the 2007 financial crisis.

Due to credit quality concerns, liquidity in the debt market remains low in spite of enormous efforts by the Treasury and the Federal Reserve Bank to inject capital into financial institutions. The federal funds rate set by the Federal Reserve has remained at historically low levels since December 2008, following a decline from 4.25% to 0.25% during 2008 through a series of seven rate reductions.

Treasury, the FDIC and other governmental agencies continue to evolve rules and regulations to implement the EESA of 2008, TARP, the Financial Stability Plan, the ARRA and related economic recovery programs, many of which curtail the activities of financial institutions.

Difficult economic conditions are expected to prevail through the remainder of 2012. Reduced levels of commercial activity will continue to challenge prospects for stable balance sheet growth and earning asset yields at a time when the market for profitable commercial banking relationships is intensely competitive. As a result, financial institutions will, in general, continue to experience pressure on earning asset yields, funding costs, operating expenses, liquidity and capital.

General

Touchmark Bancshares, Inc. is a bank holding company headquartered in Alpharetta, Georgia. Our national bank subsidiary, Touchmark National Bank, opened for business on January 28, 2008. The principal business activity of the Bank is to provide retail banking services in Gwinnett, DeKalb and north Fulton counties and surrounding market areas. The majority of our deposits are insured by the FDIC.

We completed an initial public offering of our stock on March 31, 2008 in which we sold a total of 3,470,391 shares at $10 per share, with net proceeds totaling $34,191,543. We initially capitalized the Bank with $26,000,000 of the proceeds from the stock offering and subsequently downstreamed an additional $1,000,000 of capital from the holding company to the Bank during 2009. In February 2012, we downstreamed an additional $1,647,543 of capital from the Company to the Bank in the form of land and building.

Results of Operations

General

Our net income for the year ended December 31, 2011 amounted to $67,960, or net income of $.02 per share, compared to a net loss of $4,025,047 for the year ended December 31, 2010, or $1.16 per share. Included in net income for the year ended December 31, 2011 is a non-cash expense of $209,563 related to the provision for loan losses. In 2010, the provision for loan losses was $5,110,717.  The allowance for loan loss reserve was $1,745,400 as of December 31, 2011, or 2.3% of gross loans.

Net Interest Income

Net interest income for the year ended December 31, 2011 amounted to $4,543,536, which represents a decrease of $111,652 or 2.4% over net interest income of $4,655,188 for the year ended December 31, 2010. Total interest income for the year ended December 31, 2011 amounted to $6,015,513 and was offset by interest expense of $1,471,977. The components of interest income were from loans, including fees, of $4,618,195, investment income of $1,396,183, and federal funds sold of $1,135.

Net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. Net interest margin is calculated as net interest income divided by average earning assets. Our net interest spread and net interest margin for the year ended December 31, 2011 amounted to 3.49% and 3.75% respectively. Net interest spread increased 31 basis points compared to the year ended December 31, 2010 in which spread amounted to 3.18%. Net interest margin increased 30 basis points compared to the year ended December 31, 2010 in which margin amounted to 3.45%. The primary reason for this increase is the reduction in the bank’s overall cost of funds and the continued deployment of capital. The largest components of average earning assets during 2011 were loans at $74,078,249 and securities at $46,675,280.

Average Balances, Income and Expenses, and Rates. The following tables set forth, for the fiscal years ended December 31, 2011 and 2010, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from the daily balances throughout the period indicated.

	Average	Income/	Yield/
Year ended December 31, 2011	Balance	Expense	Rate
Earning assets:
Federal funds sold	$546,132	$1,135	0.21%
Investment securities	46,675,280	1,396,183	2.99%
Loans(1)	74,078,249	4,618,195	6.23%

Total earning-assets	121,299,661	6,015,513	4.96%
Nonearning assets	14,241,484

Total assets	$135,541,145

Interest-bearing liabilities:
NOW accounts	$41,292,930	$395,607	0.96%
Savings	77,741	410	0.53%
Time deposits	46,177,632	797,636	1.73%

Total interest-bearing deposits	87,548,303	1,193,653	1.36%

Borrowings	12,460,209	278,324	2.23%

Total interest-bearing liabilities	100,008,512	1,471,977	1.47%

Noninterest bearing liabilities	10,875,850
Shareholder’s equity	24,656,783

Total liabilities and Shareholder’s equity	$135,541,145

Net interest spread			3.49%
Net interest income/margin		$4,543,536	3.75%

(1) Average nonaccrual loans of $6,006,415 were deducted from average loans.

	Average	Income/	Yield/
Year Ended December 31, 2010	Balance	Expense	Rate
Earning assets:
Federal funds sold	$1,092,397	$1,700	0.16%
Investment securities	60,634,086	2,182,427	3.60%
Loans(1)	73,123,223	4,639,050	6.34%

Total earning-assets	134,849,706	6,823,177	5.06%
Nonearning assets	14,346,665

Total assets	$149,196,371

Interest-bearing liabilities:
NOW accounts	$39,273,665	$660,047	1.68%
Savings	79,033	690	0.87%
Time deposits	61,250,570	1,216,392	1.99%

Total interest-bearing deposits	100,603,268	1,877,129	1.87%

Borrowings	14,421,999	290,860	2.02%

Total interest-bearing liabilities	115,025,267	2,167,989	1.88%

Noninterest bearing liabilities	5,930,882
Shareholder’s equity	28,240,222

Total liabilities and Shareholder’s equity	$149,196,371

Net interest spread			3.18%
Net interest income/margin		$4,655,188	3.45%

(1) Average nonaccrual loans of $6,472,647 were deducted from average loans.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing average interest rates and volume. The following table sets forth the effect which varying levels of interest earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	2011 Compared to 2010 (in thousands)
	Total	Change in	Change in
	Change	Volume	Rate
Interest-earning assets:
Federal funds sold	$(1)	$(1)	$—
Investment securities	(786)	(453)	(333)
Loans	(21)	60	(81)
Total interest income	(808)	(394)	(414)

Interest-bearing liabilities:
Interest-bearing deposits	(683)	(241)	(442)
Borrowings	(13)	(42)	29
Total interest expense	(696)	(283)	(413)

Net	$(112)	$(111)	$(1)

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

The following table sets forth our interest rate sensitivity at December 31, 2011.

	Within	After three but	After one but	After
	Three	within twelve	within five	Five
(in thousands)	months	months	years	years	Total
Interest-earning assets:
Federal funds sold	325	—	—	—	325
Interest-bearing accounts	6,730	—	—	—	6,730
Investment securities	2,515	6,374	17,774	9,472	36,135
Loan held for sale	249	—	—	—	249
Loans	11,924	14,616	34,049	15,425	76,014

Total earning assets	21,743	20,990	51,823	24,897	119,453

Interest-bearing liabilities:
Money market and NOW	40,864	—	—	—	40,864
Regular savings	103	—	—	—	103
Time deposits	11,991	17,314	14,925	—	44,230
FHLB advances and other borrowings	—	5,000	2,000	5,500	12,500

Total interest-bearing liabilities	52,958	22,314	16,925	5,500	97,697

Period gap	(31,215)	(1,324)	34,898	19,397	21,756
Cumulative gap	(31,215)	(32,539)	2,359	21,756	21,756
Ratio of cumulative gap total assets	41.06%	56.77%	102.56%	122.27%	122.27%

The above table reflects the balances of interest-earning assets and interest-bearing liabilities at the earlier of their re-pricing or maturity dates. Overnight federal funds are reflected at the earliest pricing interval due to the immediately available nature of the instruments. Debt securities are reflected at each instrument’s ultimate maturity date. Scheduled payment amounts of fixed rate amortizing loans are reflected at each scheduled payment date. Scheduled payment amounts of variable rate amortizing loans are reflected at each scheduled payment date until the loan may be re-priced contractually; the unamortized balance is reflected at that point. Interest-bearing liabilities with no contractual maturity, such as savings deposits and interest-bearing transaction accounts, are reflected in the earliest re-pricing period due to contractual arrangements which give us the opportunity to vary the rates paid on those deposits within a thirty-day or shorter period. Fixed rate time deposits, principally certificates of deposit, are reflected at their contractual maturity date. While gap is one measure of evaluating our exposure to the re-pricing of assets and liabilities, gap analysis has significant limitations. For example, prime-based floating rate loans with minimum interest rates or “floors” and subject to quarterly re-pricing based on the prime rate are categorized assets re-pricing within three months. In reality, however, prime-based floating rate loans with a floor of 5% will not re-price if the contracted floating rate is prime + 50 basis points, currently 3.75%.

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

Management concluded that a loss migration analysis, based on the Bank’s internal loan risk rating system, provides a more precise and accurate estimate of potential losses within the loan portfolio.  The basis for determining the appropriateness of the allowance for loan losses under the revised methodology focuses on the Bank’s internal risk rated loss experience over a rolling eight quarter period as opposed to reliance on peer group data. The revised methodology also expands loan categories to further stratify the Bank’s loss history by loan type.

The provision charged to expense during the year ended December 31, 2011 was $209,563, a decrease of $4,901,154 or 95.9% from provision of $5,110,717 for the year ended December 31, 2010. The reduction in provision expense for the year ended December 31, 2011 is a combination of an $11,272,002 decline in the volume of impaired and classified loans during the period;  stabilization in the values of these problem assets; and minimal loan growth.   Management concluded the provision was adequate and determined that the allowance for loan loss was deemed appropriate to support the risk inherent in the loan portfolio. The allowance as a percentage of gross loans decreased to 2.30% at December 31, 2011 from 3.99% as of December 31, 2010 due to charge-offs of loans with specific reserves. “Unallocated” reserves represent 0.35% of gross loans at December 31, 2011.  There were no “unallocated” reserves as of December 31, 2010.

Management continues to review and evaluate the adequacy of the reserve for possible loan losses given the size, mix, and quality of the current loan portfolio.

Noninterest Income

Noninterest income for the year ended December 31, 2011 totaled $1,248,877, a decrease of $847,262 or 40.4% compared to $2,096,139 for the year ended December 31, 2010. The decline is attributable to a decrease of $684,880 in income on sales of loans held for sale and a decrease of $620,377 in gains on sales of securities available for sale. During 2011, the largest portion of noninterest income was generated by gains on the sales of SBA loans, which totaled $991,497.

Noninterest Expenses

Noninterest expense for the year ended December 31, 2011 totaled $5,514,890, a decrease of $150,767 or 2.66% compared to $5,665,657 for the year ended December 31, 2010. The decrease was primarily due to lower salary and employee benefit expenses associated with changes to executive management in 2010. Salaries and employee benefits totaled $2,751,178 for the year ended December 31, 2011, a decrease of $289,692 from the prior year. Additional components of noninterest expense for 2011 consisted of occupancy and equipment expense of $657,578 and other operating expenses of $2,106,134. During 2010, occupancy and equipment expense amounted to $796,525 and other operating expense totaled $1,828,262. Other operating expenses increased in 2011 due to expenses associated with non-performing loans and supervisory assessments.

Balance Sheet Review

General

At December 31, 2011, we had total assets of $132,600,966, a decrease of $12,395,793 or 8.5% from total assets of $144,996,759 at December 31, 2010. Compared to the prior year, investment securities available for sale decreased $13,000,495 due to a combination of sales and paydowns. Net loans decreased $9,011,283 from a combination of loan payoffs and the transfer of nonaccrual loans to Other Real Estate Owned (OREO) of $5,101,809. Loan volume during 2011 was primarily centered in SBA loans of which the guaranteed portion was sold in the secondary market. Total liabilities at December 31, 2011 were $107,375,905 compared to $120,866,485 at December 31, 2010, a decrease of $13,490,580 or 11.16%. Total deposits decreased by $12,818,109 as a result of deposit runoff from lower interest rates coupled with the outflow of brokered funds. Shareholders’ equity at December 31, 2011 was $25,225,061, compared to $24,130,274 at December 31, 2010, an increase of $1,094,787 or 4.54%. This increase was primarily a result of unrealized gains on available for sale securities, which were $429,760 in 2011 compared to a loss of $499,565 in 2010 resulting in an increase of $929,325. Our management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand. A more detailed analysis of the primary components of our balance sheet follows.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Gross loans for the year ended December 31, 2011 were $76.0 million, representing over 57.3% of our total assets.

Our loan portfolio is principally comprised of loans secured by real estate. We obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan.

The following table summarizes the composition of our loan portfolio as of December 31, 2011 and 2010.

	December 31,
	2011		2010
		% of		% of
	Amount	Total	Amount	Total
Real Estate:
Commercial	$51,405,126	67.63%	$54,127,557	62.40%
Construction and development	9,255,356	12.18%	16,976,039	19.57%
Consumer residential	5,089,155	6.69%	5,139,414	5.92%
Home equity	2,587,599	3.40%	2,452,601	2.83%

Total real estate	68,337,236	89.90%	78,695,611	90.72%

Commercial and industrial	7,282,319	9.58%	7,716,180	8.90%
Consumer-other	516,849	0.68%	556,802	0.64%
Deferred origination fees, net	(122,068)	(0.16)%	(225,999)	(0.26)%

Gross loans, net of deferred fees	76,014,336	100%	86,742,594	100%

Less allowance for loan losses	1,745,400		3,462,375

Total loans, net	$74,268,936		$83,280,219

The largest component of our loan portfolio at year-end was commercial real estate loans which represented 67.40% of the total portfolio.

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2011. All of our floating rate loans were at or below embedded floors at December 31, 2011, which causes our floating rate loans to be classified as fixed rate instruments.

		Due after one
	Due one year	but within	Due after five
	or less	five years	years	Total
Real estate-construction	$4,672,157	$3,602,656	$980,543	$9,255,356
Real estate-other	18,805,137	29,123,068	11,153,675	59,081,880

Total real estate	23,477,294	32,725,724	12,134,218	68,337,236
Commercial	2,724,358	1,266,872	3,291,089	7,282,319
Consumer-other	460,417	56,432	—	516,849

Gross loans	$26,662,069	$34,049,028	$15,425,307	$76,136,404

Deferred origination fees, net				(122,068)

Gross loans, net of deferred fees				76,014,336

Loans maturing-after one year with
Fixed interest rate				$54,865,789
Floating interest rates				$—

Provision and Allowance for Loan Losses

Our allowance for loan losses amounted to $1,745,400 for the year ended December 31, 2011, a decrease of $1,716,975 or 49.59% from allowance of $3,462,375 for the year ended December 31, 2010. The decrease was directly attributed to the charge-off of loans with specific reserves at December 31, 2010. We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations reduced by charge-offs of uncollectible balances. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions regarding current portfolio and economic conditions, which we believe to be reasonable, but which may or may not prove to be accurate. Over time, we will periodically determine the amount of the allowance based on our consideration of several factors, including an ongoing review of the quality, mix and size of our overall loan portfolio, our historical loan loss experience, evaluation of economic conditions and other qualitative factors, specific problem loans and commitments that may affect the borrower’s ability to pay. Periodically, we will adjust the amount of the allowance based on changing circumstances. We will charge recognized losses to the allowance when confirmed and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

The following table summarizes average loan balances for the year determined using the daily average balance, changes in the allowance for loan losses and the ratio of net charge-offs to period average loans.

	2011	2010
Average amount of loans outstanding	$74,078,249	$73,123,223
Balance of allowance for loan losses at beginning of period	3,462,375	1,445,522
Construction and development loans charged off	93,190	1,476,700
Commercial & Industrial loans charges off	—	—
Commercial Real Estate loans charged off	1,833,348	1,517,235
Consumer loans charged off	—	99,929
Loans recovered	—	—
Additions to the allowance during the period	209,563	5,110,717
Balance of allowance for loan losses at the end of the period	1,745,400	3,462,375
Ratio of net loans charged off during the period to average loans outstanding	2.60%	4.23%

As of December 31, 2011 and 2010, the allocation of the allowance for loan losses to types of loans, is as indicated below (in thousands):

	December 31, 2011		December 31, 2010
		Percent of		Percent of
		loans in each		loans in each
		category of		category of
	Amount	total loans	Amount	total loans
Construction and development	$564	12.16%	$1,260	19.52%
Real estate-mortgage	145	10.08%	69	8.73%
Commercial real estate	573	67.52%	1,934	62.24%
Commercial and industrial	145	9.56%	156	8.87%
Other	28	0.68%	43	0.64%
Unallocated	289	—	—	—

	$1,745	100%	$3,462	100%

Nonperforming Assets

The Bank has charged off loans amounting to $6,220,668 since commencing operations. Impaired loans at December 31, 2011 amounted to $1,251,803. This balance is comprised of 2 loans concentrated in 2 borrowing relationships. Impaired loans at December 31, 2010 amounted to $8,176,314. This balance is comprised of 7 loans concentrated in 4 borrowing relationships. In addition, we purchased several performing and non-performing loans at a significant discount during the fourth quarter of 2009 with intent to resell. The carrying value of these loans amounted to $248,658 and $518,995 at December 31, 2011 and 2010, respectively. Nonaccrual loans totaled $1,251,803 and $8,176,314 at December 31, 2011 and 2010, respectively. We have approximately $166,842 of TDRs, which have been placed on non-accrual status as of December 31, 2011.  There were no TDR’s as of December 31, 2010.  Other than the aforementioned non-accrual and non-performing loans, there were no loans contractually past due 90 days or more as to principal or interest payments,

Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual will be recognized as a principal reduction rather than interest income.

Investments

At December 31, 2011, the $37.6 million in our investment securities portfolio represented approximately 28.37% of our total assets. Investments decreased $12.96 million or 25.63% from $50.6 million at December 31, 2010. We held U.S. Government-sponsored enterprise (GSE) securities, mortgage-backed GSE residential securities, and municipal bonds. Additionally, we held restricted equity securities comprised of stock in the Federal Reserve Bank of Atlanta, the Federal Home Loan Bank of Atlanta, and the Independent Bankers Bank of Florida of $1,478,500 and $1,439,900 as of December 31, 2011 and 2010, respectively. We have invested in a range of investment-grade securities for purposes of liquidity management, income, pledging to secure low-cost borrowings, and to take advantage of attractive yields.

Contractual maturities and weighted average yields on our investment securities at December 31, 2011 are shown in the following table at carrying value. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than		One year		Five years		Over
	one year		to five years		to ten years		ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
U.S. Government-sponsored enterprises (GSEs)	—	—	2,012,163	0.34%	—	—	—	—	2,012,163	0.34%
Municipal bonds	—	—	—	—	3,256,230	1.72%	1,117,495	2.08%	4,373,725	1.81%
Mortgage-backed GSE residential	8,888,885	2.44%	15,761,577	2.21%	3,771,991	1.43%	1,326,304	1.87%	29,748,757	2.17%

Total	$8,888,885	2.44%	17,773,740	2.55%	7,028,221	3.15%	2,443,799	3.95%	36,134,645	2.74%

The amortized costs and the fair value of our investments at December 31, 2011 and 2010 are shown in the following table.

	December 31, 2011		December 31, 2010
	Amortized	Fair	Amortize	Fair
	Cost	Value	Cost	Value
Available for Sale
U.S. Governmental agencies	$2,000,000	$2,012,163	$15,988,874	$15,777,546
Municipal bonds	4,140,071	4,373,725	10,783,782	10,415,931
Mortgage-backed securities	29,353,141	29,748,757	23,108,103	22,941,663

	$35,493,212	$36,134,645	$49,880,759	$49,135,140

Deposits and Other Interest-Bearing Liabilities

Our primary source of funding for loans is core deposits from customers. Some of our investment activities were funded by wholesale deposits and Federal Home Loan Bank advances. Our average total interest bearing deposits for the year ended December 31, 2011 was $87.55 million. The following table shows the balance outstanding and the average rates paid on deposits held by us for the years ended December 31, 2011 and 2010.

	2011		2010
	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$10,455,475	0%	$5,722,125	0%
Interest bearing demand deposits	41,292,930	0.96%	39,273,665	1.68%
Savings accounts	77,741	0.53%	79,033	0.87%
Time deposits less than $100,000	24,464,286	1.37%	26,874,058	1.70%
Time deposits greater than $100,000	21,713,346	2.00%	34,376,512	2.21%

	$98,003,778	1.36%	$106,325,393	1.87%

Core deposits, generally defined as deposits from consumer and business clients, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits amounted to $82.1 million at December 31, 2011 and $87.5 million at December 31, 2010, which represents a decrease of $5.4 million or 6.2%. We can also obtain wholesale deposits inside and outside of our market area in the form of brokered time deposits. Brokered time deposits are generally obtained at lower interest rates compared to the rates offered by our local competitors and are helpful in supplementing our asset growth and reducing our overall cost of borrowings. We have used wholesale deposits predominantly to fund the purchase of investment securities and have used core deposits predominantly to fund loan growth. At December 31, 2011, brokered time deposits amounted to $8.7 million. Our loan-to-deposit ratio was 80.59% at December 31, 2011.

The maturity of our time deposits over $100,000 at December 31, 2011 is set forth in the following table.

Three months or less	$6,406,897
Over three through six months	3,676,527
Over six through twelve months	8,863,089
Over twelve months	11,398,510

Total	$30,345,023

Federal Home Loan Bank Advances

At December 31, 2011 and 2010, we had $12.5 million and $11.4 million of advances from the Federal Home Loan Bank (FHLB). These advances are secured by a blanket floating lien on certain assets, including securities, FHLB stock, our deposits with the FHLB, and loans. These advances have current rates as of December 31, 2011 ranging from 0.27% to 3.60%. The advances have maturities ranging from March 2012 to September 2018.

Short-Term Borrowings

As of December 31, 2011, we had short-term credit lines with correspondent banks to purchase unsecured federal funds totaling $22.3 million. In addition, we had borrowing availability at the Federal Home Loan Bank of Atlanta amounting to $38.4 million. There were no outstanding balances at December 31, 2011 and 2010.

Return on Equity and Assets

The following table shows the return on average assets (net loss divided by average total assets), return on average equity (net loss divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2011 and 2010. Since our inception, we have not paid cash dividends.

	2011	2010
Return on average assets	0.05%	(2.70)%
Return on average equity	0.28%	(14.25)%
Dividend Payout Ratio	—	—
Equity to assets ratio	18.19%	18.93%

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

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At December 31, 2011, we had issued but unused commitments to extend credit of $5,307,000 through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

Our primary sources of liquidity are deposits, borrowings, scheduled repayments on our loans, and interest and repayment on our securities. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. Occasionally, we might sell securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and deposits due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. As of December 31, 2011, our primary source of liquidity included our securities portfolio, lines of credit available with correspondent banks totaling $22.3 million and additional advance availability with the Federal Home Loan Bank of Atlanta. We believe our liquidity levels are adequate to meet our operating needs.

Capital Resources

Total shareholders’ equity was $25.2 million and $24.1 million at December 31, 2011 and December 31, 2010, respectively. Shareholders’ equity is comprised of proceeds from the completion of our initial public offering which raised $34,191,543, net of offering expenses. Of the proceeds, $26,000,000 was used to capitalize Bank. During 2009 an additional $1,000,000 was down-streamed to our Bank from the Company. We retained the remaining offering proceeds to provide additional capital for investment in the Bank, if needed, or to fund other activities which may from time to time be considered appropriate investments of capital at some point in the future. Equity increased by net income for the year ended December 31, 2011 of $67,960. In February 2012, we downstreamed an additional $1,647,543 of capital from the Company to the Bank in the form of land and building.

The Federal Reserve and bank regulatory agencies require bank holding companies and depository institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures. However, under the Federal Reserve guidelines, we believe we are a “small bank holding company,” and thus qualify for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. Regardless, we still maintain levels of capital on a consolidated basis which qualify us as “well capitalized” under the Federal Reserve’s capital guidelines.

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

To be considered “adequately capitalized” under the various regulatory capital requirements administered by the federal banking agencies, the Bank must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, the Bank must maintain a minimum Tier 1 leverage ratio of at least 4%. To be considered “well-capitalized,” the Bank must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. For the first three years of operation, during the Bank’s “de novo” period, the Bank was required to maintain a leverage ratio of at least 8%. the Bank exceeded its minimum regulatory capital ratios as of December 31, 2011 and December 31, 2010, as well as the ratios to be considered “well capitalized.”

The following table sets forth the Bank’s various capital ratios at December 31, 2011 and 2010.

	BANK
	2011	2010
Total risk-based capital	23.1%	20.2%

Tier 1 risk-based capital	21.8%	18.9%

Leverage capital	15.3%	13.2%

We believe that our capital is sufficient to fund the activities of the Bank in its initial stages of operation and that the rate of asset growth will not negatively impact the capital base. As of December 31, 2011, there were no significant firm commitments outstanding for capital expenditures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

TOUCHMARK BANCSHARES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Touchmark Bancshares, Inc. and Subsidiary

Alpharetta, Georgia

We have audited the accompanying consolidated balance sheets of Touchmark Bancshares, Inc. and Subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Touchmark Bancshares, Inc. and Subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ MAULDIN & JENKINS, LLC

Atlanta, Georgia

March 30, 2012

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

	2011	2010
ASSETS

Cash and due from banks	$2,509,157	$1,220,785
Federal funds sold	325,000	—
Interest-bearing accounts with other banks	6,729,905	2,560,287
Investment securities	36,134,645	49,135,140
Restricted stock	1,478,500	1,439,900
Loans held for sale	248,658	518,995
Loans, less allowance for loan losses of $1,745,400 and $3,462,375, respectively	74,268,936	83,280,219
Accrued interest receivable	434,178	638,703
Premises and equipment	2,486,685	2,739,929
Foreclosed real estate	5,375,473	291,377
Land held for sale	2,409,023	2,409,023
Other assets	200,806	762,401
Total assets	$132,600,966	$144,996,759

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits:
Non-interest bearing demand	9,119,354	$7,769,952
Interest-bearing	85,197,277	99,364,788
Total deposits	94,316,631	107,134,740
Accrued interest payable	36,011	81,747
Federal Home Loan Bank advances	12,500,000	11,400,000
Secured borrowings	—	2,027,311
Other liabilities	523,263	222,687
Total liabilities	107,375,905	120,866,485

Shareholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 3,465,391 issued and outstanding	34,654	34,654
Paid in capital	36,189,165	36,091,663
Accumulated deficit	(11,428,518)	(11,496,478)
Accumulated other comprehensive income (loss)	429,760	(499,565)
Total shareholders’ equity	25,225,061	24,130,274

Total liabilities and shareholders’ equity	$132,600,966	$144,996,759

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
Interest income:
Loans, including fees	$4,618,195	$4,639,050
Investment income	1,396,183	2,182,427
Federal funds sold	1,135	1,700
Total interest income	6,015,513	6,823,177

Interest expense:
Deposits	1,193,653	1,877,129
Federal Home Loan Bank advances	273,407	279,829
Other borrowings	4,917	11,031
Total interest expense	1,471,977	2,167,989

Net interest income	4,543,536	4,655,188
Provision for loan losses	209,563	5,110,717
Net interest income(expense) after provision for loan losses	4,333,973	(455,529)

Noninterest income:
Service charges on deposit accounts and other fees	53,658	66,549
Gain on sale of securities available for sale	287,271	907,648
Gain (loss) on sale of loans held for sale	(102,809)	582,071
Gain on sale of SBA loans	991,497	690,334
Loss on fair value mark of derivative instrument	(66,713)	(205,446)
Other noninterest income	85,973	54,983
Total noninterest income	1,248,877	2,096,139

Noninterest expense:
Salaries and employee benefits	2,751,178	3,040,870
Occupancy and equipment	657,578	796,525
Other operating expense	2,106,134	1,828,262
Total noninterest expense	5,514,890	5,665,657

Net income (loss)	$67,960	$(4,025,047)

Basic earnings (loss) per share	$0.02	$(1.16)
Diluted earnings (loss) per share	$0.02	$(1.16)
Dividends per share	$—	$—

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
Net income (loss)	$67,960	$(4,025,047)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	1,674,323	(634,142)
Unrealized holding gains arising from transfer of securities from held to maturity to available for sale	—	433,668
Reclassification adjustment for gain realized in net income (loss)	(287,271)	(907,648)
Tax effect	(457,727)	365,679
Other comprehensive income (loss)	929,325	(742,443)
Comprehensive income (loss)	$997,285	$(4,767,490)

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Outstanding				Accumulated
	Shares of	Common			Other
	Common	Stock Par	Paid-in	Accumulated	Comprehensive
	Stock	Value	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2009	3,465,391	$34,654	$35,827,141	$(7,471,431)	$242,878	$28,633,242
Stock based compensation expense	—	—	264,522	—	—	264,522
Net loss	—	—	—	(4,025,047)	—	(4,025,047)
Change in unrealized losses on securities available for sale, net	—	—	—	—	(742,443)	(742,443)
Balance, December 31, 2010	3,465,391	34,654	36,091,663	(11,496,478)	(499,565)	24,130,274
Stock based compensation expense	—	—	97,502	—	—	97,502
Net income	—	—	—	67,960	—	67,960
Change in unrealized gain on securities available for sale, net	—	—	—	—	929,325	929,325
Balance, December 31, 2011	3,465,391	$34,654	$36,189,165	$(11,428,518)	$429,760	$25,225,061

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
Cash flow from operating activities:
Net income (loss)	$67,960	$(4,025,047)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	278,460	293,187
Net amortization	344,290	107,369
Provision for loan losses	209,563	5,110,717
Gain on sale of securities available for sale	(287,271)	(907,648)
Gain on sale of SBA loans	(991,497)	(690,334)
Loss on sale of premises and equipment	—	24,993
Proceeds from sale of loans held for sale	167,528	1,604,111
(Gain) loss on sale of loans held for sale	102,809	(582,071)
Stock compensation expense	97,502	264,522
Decrease (increase) in interest receivable	204,525	(95,369)
Increase (decrease) in interest payable	(45,736)	21,123
Decrease in other assets	315,540	323,055
Increase (decrease) in other liabilities	88,904	(257,622)

Net cash provided by operating activities	552,577	1,190,986

Cash flow from investing activities:
Increase in federal funds sold, net	(325,000)	—
Decrease (increase) in interest bearing accounts	(4,169,618)	513,340
Purchase of securities held to maturity	—	(6,023,415)
Purchase of securities available for sale	(13,020,586)	(62,195,527)
Proceeds from paydowns, calls and maturities of securities available for sale	10,955,033	26,932,273
Proceeds from sales of securities available for sale	16,396,081	39,693,769
Purchase of restricted stock	(38,600)	(74,150)
Proceeds from sale of foreclosed real estate	17,713	—
Loan originations and collections, net	4,691,408	(21,091,289)
Purchase of premises and equipment	(25,216)	(16,463)
Proceeds from sale of premises and equipment	—	2,000

Net cash provided (used) by investing activities	14,481,215	(22,259,462)

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
Cash flow from financing activities:
Net increase (decrease) in deposits	(12,818,109)	31,091,066
Proceeds from (repayment of) secured borrowings	(2,027,311)	2,027,311
Proceeds from (repayment of) Federal Home Loan Bank advances	1,100,000	(12,525,000)
	.
Net cash provided (used) by financing activities	(13,745,420)	20,593,377

Net change in cash	1,288,372	(475,099)

Cash at the beginning of the period	1,220,785	1,695,884

Cash at the end of the period	$2,509,157	$1,220,785

Supplemental disclosures of cash flow information - Interest paid	$1,517,713	$2,146,866

Non cash activities:
Transfer of securities from held to maturity to available for sale	$—	$11,067,568
Transfer of loan principal to foreclosed real estate	$(5,101,809)	$—
Transfer of loan held for sale to foreclosed real estate	$—	$(291,377)

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

The Bank operates branches in Alpharetta, Duluth, and Doraville, Georgia. The Company’s primary sources of revenue are derived from the bank’s investment portfolio and from providing loans to customers within its geographical area. The Company’s earnings are primarily dependent upon its net interest income, which is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (“interest rate spread”) and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities outstanding. The Company’s interest rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand and deposit flows. The Company, like other community banks, is vulnerable to an increase in interest rates to the extent that interest-bearing liabilities mature or re-price more rapidly than interest-earning assets.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans, fair market value of securities, derivatives and financial instruments, and the valuation of deferred tax assets.  In connection with the determination of the allowances for losses on loans, management obtains independent appraisals for significant properties.

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

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

1.                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks. Cash flows from deposits, Federal funds sold, secured borrowings, and originations and collections of loans are reported net. The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits.  The total of those reserve balances was approximately $193,000 at December 31, 2011.

Investment Securities

Securities including equity securities with readily determinable fair values, are classified as securities available for sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss).

Purchase premiums and discounts are recognized in interest income using methods approximating the interest method over the terms of the securities.  A decline in the market value of any security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security.  The general standards of accounting for other than temporary impairment (OTTI) losses require the recognition of an OTTI loss in earnings only when an entity (1) intends to sell the debt security; (2) more likely than not will be required to sell the security before recovery of its amortized cost basis or (3) does not expect to recover the entire amortized cost basis of the security.  Realized gains and losses for securities are included in earnings and are derived using the specific identification method for determining the amortized cost of securities sold as of the trade date.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

Restricted Stock

Restricted stock consists of Federal Reserve, Federal Home Loan Bank of Atlanta (FHLB), and the Independent Bankers Bank of Florida stock, which represents an equity interest in these entities and is recorded at cost.  These stocks do not have a readily determinable fair value because ownership is restricted and lacks a market.

The amount of FHLB stock held by the Company is required by the FHLB to be maintained and is based on membership requirements and terms of advance agreements. The Company periodically evaluates its FHLB stock investment for possible impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition.  The Federal Housing Finance Agency, the regulator of the FHLB, requires it to maintain a total capital-to-asset ratio of at least 4%.  At September 30, 2011, the FHLB Atlanta’s regulatory capital ratio amounted to 6.25%.  Regulatory capital ratio is regulatory capital stock plus retained earnings as a percentage of total assets at year end.

The Company believes its holdings in the stock is ultimately recoverable at par value and therefore determined that FHLB and Federal Reserve Bank stock was not other-than-temporarily impaired.  In addition, The Bank has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.

1.                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal, adjusted for any charge-offs, the allowance for loan losses, deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

Interest on loans is credited to income on a daily basis based upon the principal amount outstanding. Loan origination fees and certain direct origination costs, less the costs associated with closing the loan, are capitalized and recognized as an adjustment of the yield of the related loan.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the estimated fair value of the collateral, less selling costs, if the loan is collateral dependent.  The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses or charged-off if determined to be uncollectible.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

1.                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Allowance for Loan Losses

The allowance for loan losses is increased by provision charges to income and decreased by charge-offs (net of recoveries).  Loans are charged against the allowance for loan losses when management believes the collection of the principal is unlikely. The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable inherent loan losses and estimated losses relating to specifically identified loans. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors.  This evaluation is inherently subjective as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on impaired loans.

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

The allowance for loan losses related to impaired loans that are identified for evaluation is based on discounted cash flows using the loan’s initial effective interest rate or the fair value, less selling costs, of the collateral for collateral dependent loans.  By the time a loan becomes probable of foreclosure it has been charged down to fair value, less estimated cost to sell.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

The allowance for loan losses may consist of specific, general, and unallocated components.  The specific component relates to loans that are classified as impaired.  For loans that are classified as impaired, an allowance is established when the collateral value less selling costs, present value of expected cash flows, or the observable market price of the impaired loan is lower than the carrying value of the loan. General allowances are established for non-impaired loans.  These loans are assigned a loan category, and the allocated allowance for loan losses is determined based upon the loss percentage factors that correspond to each loan category.

Loss percentage factors are based on historical loss experience adjusted for qualitative factors.  The qualitative factors consider among other things, credit concentrations, recent levels and trends in delinquencies and nonaccrual loans, and growth in the loan portfolio.  The occurrence of certain events could result in changes to the loss factors.  Accordingly, these loss factors are reviewed periodically and modified as necessary.

The general reserves are determined based on consideration of historic and peer loss data, the various risk characteristics of each loan segment, and whether the loans are within or outside the Company’s general market area. Risk characteristics relevant to each portfolio segment are as follows:

1.                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Allowance for Loan Losses

Construction and development loans — Loans in this segment primarily include real estate development loans for which payment is derived from sale of the property as well as construction projects in which the property will ultimately be used by the borrower. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

Real estate - mortgage — The Company generally does not originate loans with a loan-to-value ratio greater than 90 % and does not grant subprime loans. Loans in this segment are dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates will have an effect on the credit quality in the segment.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

Commercial real estate — Loans in this segment are primarily income-producing properties. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management monitors the cash flows of these borrowers.

Commercial and industrial loans — Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

Other loans — Loans in the segment are consumer loans and other loans which do not meet the criteria of the segments above.  Repayment of these loans is typically dependent upon the borrower’s cash flows.  The overall health of the economy, including unemployment rates will have an effect on the credit quality in the segment.

Unallocated allowances relate to inherent losses that are not otherwise evaluated in the specific and general allowances.  The qualitative factors associated with unallocated allowances are subjective and require a high degree of management judgment.  These factors include the inherent imprecision in mathematical models and credit quality statistics, recent economic uncertainty, losses incurred from recent events, lagging or incomplete data and the significant factors affecting the real estate market.

Significant Group Concentrations of Credit Risk

A substantial portion of the Company’s loan portfolio is to customers in Gwinnett, Dekalb, north Fulton, and south Forsyth counties and surrounding areas in Georgia.  The ultimate collectability of a substantial portion of the portfolio is therefore susceptible to changes in the economic and market condition in and around this area.

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

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

1.                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Loans Held for Sale

Loans intended for sale in the secondary market are stated at the lower of cost or estimated fair value. Net unrealized losses, if any, are recognized through a valuation allowance.  Changes in the valuation allowance are included in the determination of net income (loss) for the period in which the change occurs. No market valuation allowances were required at December 31, 2011 and 2010 since those loans have market values that approximated the recorded basis.

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

Derivatives

The Company’s interest rate risk management strategy incorporates the use of derivative instruments to minimize fluctuations in net income (loss) that are caused by interest rate volatility.  The goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates.  The Company views this strategy as a prudent management of interest rate risk, such that net income (loss) is not exposed to undue risk presented by changes in interest rates.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in our net income (loss).  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with our net income (loss), are components of comprehensive income (loss).

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

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (losses) per share are computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and warrants. Refer to Note 9 for a summary of the components used to calculate the basic and diluted earnings (losses) per share.

Financial Instruments

In the ordinary course of business the Company enters into off balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they become payable.

1.                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

Recent Accounting Pronouncements

In April 2011, the FASB issued Accounting Standards Update No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU No. 2011-02”). ASU 2011-02 provides additional clarification for creditors in evaluating whether or not a debt restructuring involves a concession and whether a debtor is experiencing financial difficulties, both of which are the basis for determining whether a restructuring constitutes a troubled debt restructuring. The amendment was effective for the first interim or annual period beginning on or after June 15, 2011. ASU 2011-02 also requires disclosure of those items deferred in ASU 2011- 01 for interim and annual periods beginning on or after June 15, 2011. ASU No. 2011-02 has not had a significant impact on the Company’s disclosures, financial position or results of operations.

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU No. 2011-04”) ASU 2011-04 provides common principles and requirements for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. ASU2011- 04 is effective for interim and annual periods beginning on or after December 15, 2011 and is expected to impact the Company’s disclosures, but not its financial position or results of operations.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

1.                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU No. 2011-05”). ASU 2011-05 provides entities with the option of presenting comprehensive income in a single, continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option of presenting comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items which must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective for interim and annual periods beginning on or after December 15, 2011 and is not expected to impact the Company’s disclosures, financial position, or results of operations.  In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Comprehensive Income (ASU No. 2011-12), which amended certain paragraphs in ASU No. 2011-05 to effectively defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income.  All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12 and are effective for the periods stated above.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

2.                     INVESTMENT SECURITIES:

The amortized cost, gross unrealized gains and losses, and estimated fair value of investments securities at December 31, 2011 and 2010, are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
December 31, 2011:	Cost	Gains	Losses	Value
U.S. Government-sponsored enterprises (GSEs)*	$2,000,000	$12,163	$—	$2,012,163
State and municipal securities	4,140,071	233,654	—	4,373,725
Mortgage-backed GSE residential	29,353,141	420,639	(25,023)	29,748,757

	$35,493,212	$666,456	$(25,023)	$36,134,645

	Amortized	Unrealized	Unrealized	Fair
December 31, 2010:	Cost	Gains	Losses	Value
U.S. Government-sponsored enterprises (GSEs)*	$15,988,874	$17,624	$(228,952)	$15,777,546
State and municipal securities	10,783,782	6,349	(374,200)	10,415,931
Mortgage-backed GSE residential	23,108,103	76,008	(242,448)	22,941,663

	$49,880,759	$99,981	$(845,600)	$49,135,140

*Such as Federal Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal Home Loan Banks

The amortized cost and estimated fair value of investment securities at December 31, 2011, by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

	Amortized	Fair
	Cost	Value

Due in one year or less	$8,769,162	$8,888,885
Due after one year but less than five years	17,542,462	17,773,740
Due after five years but less than ten years	6,815,694	7,028,221
Due after ten years	2,365,894	2,443,799

	$35,493,212	$36,134,645

2.                     INVESTMENT SECURITIES:

For the purpose of the maturity table, mortgage-backed securities, which are not due at a single maturity date,  have  been  allocated  over   maturity   groupings   based   on   the   weighted-average contractual maturities of underlying collateral.  The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

The Company had gross gains on sales of securities of $324,884 and gross losses on sales of securities of $37,613 during the year ended December 31, 2011.  The Company had gross gains on sales of securities of $1,206,644 and gross losses on sales of securities of $298,996 during the year ended December 31, 2010.

Securities with a carrying value of $7,591,789 and $7,953,845 at December 31, 2011 and 2010, respectively, were pledged to secure public deposits and for other purposes required, or permitted by law. Taxable interest income on investments was $1,370,714 and $2,131,148 for the years ended December 31, 2011 and 2010, respectively.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

Information pertaining to securities with gross unrealized losses at December 31, 2011 and 2010 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than Twelve Months		More than Twelve Months		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2011:	Losses	Value	Losses	Value	Losses	Value
Mortgage-backed GSE residential	$(25,023)	$6,383,330	$—	$—	$(25,023)	$6,383,330

	$(25,023)	$6,383,330	$—	$—	$(25,023)	$6,383,330

	Less than Twelve Months		More than Twelve Months		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2010:	Losses	Value	Losses	Value	Losses	Value
U.S. Government-sponsored enterprises (GSEs)	$(228,952)	$13,769,799	$—	$—	$(228,952)	$13,769,799
State and municipal securities	(374,200)	8,793,759	—	—	(374,200)	8,793,759
Mortgage-backed GSE residential	(241,751)	14,911,044	(697)	117,839	(242,448)	15,028,883

	$(844,903)	$37,474,602	$(697)	$117,839	$(845,600)	$37,592,441

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

2.                     INVESTMENT SECURITIES:

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At December 31, 2011, 8 of 50 debt securities have unrealized losses with aggregate depreciation of 0.39% from the Company’s amortized cost basis. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Although the issuers have shown declines in earnings and a weakened financial condition as a result of the weakened economy, no credit issues have been identified that cause management to believe the declines in market value are other than temporary. As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

Mortgage-backed securities GSE residential. The unrealized losses on the Company’s investment in eight mortgage-backed securities GSE residential were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2011.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

3.                     LOANS AND ALLOWANCE FOR LOAN LOSSES:

The composition of loans as of December 31, 2011 and 2010 is summarized as follows:

	2011	2010
Construction and development	$9,255,356	$16,976,039
Real estate - mortgage	7,676,754	7,592,015
Commercial real estate	51,405,126	54,127,557
Commercial and industrial	7,282,319	7,716,180
Other	516,849	556,802

	76,136,404	86,968,593

Unearned loan origination income	(122,068)	(225,999)
Allownace for loan losses	(1,745,400)	(3,462,375)

Loans, net	$74,268,936	$83,280,219

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

3.                     LOANS AND ALLOWANCE FOR LOAN LOSSES:

Construction and Development

Loans in this segment include real estate development loans for which the source of repayment is the sale of the property as well as construction projects in which the property will ultimately be used by the borrower. Total construction and development loans as of December 31, 2011 were 12.16% of the total loan portfolio.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

Real Estate - Mortgage

These are loans secured by real estate mortgages.  Total real estate mortgage loans as of December 31, 2011 were 10.08% of the total loan portfolio.

Commercial Real Estate

The commercial real estate portfolio represents the largest category of the Company’s loan portfolio.  These loans are primarily income-producing properties and are dependent upon the borrower’s cash flow.  Total commercial real estate loans as of December 31, 2011 were 67.52% of the total loan portfolio.

Commercial and Industrial

Loans in this segment are made to businesses and are generally secured by business assets.  Total commercial and industrial loans as of December 31, 2011 were 9.56% of the total loan portfolio.

Other

Loans in this segment are made to individuals and are secured by personal assets or unsecured.  Total other loans as of December 31, 2011 were 0.68% of the total loan portfolio.

In the normal course of business, the Bank may sell and purchase loan participations to and from other financial institutions and related parties.  Loan participations are typically sold to comply with the legal lending limits per borrower as imposed by regulatory authorities.  The participations are sold without recourse and the Bank imposes no transfer or ownership restrictions on the purchaser. At December 31, 2011 and 2010 the Bank had $24,421,302 and $18,467,493 of participations sold, and $10,424,268 and $13,107,030 participations purchased.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

3.                     LOANS AND ALLOWANCE FOR LOAN LOSSES:

The allowance for loan losses as of December 31, 2011, by portfolio segment, is as follows:

	Construction		Commercial	Commercial
	and	Real Estate -	Real	and
	Development	Mortgage	Estate	Industrial	Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,259,996	$68,905	$1,933,810	$156,457	$43,207	$—	$3,462,375
Charge-offs	(93,190)	—	(1,833,348)	—	—	—	(1,926,538)
Recoveries	—	—	—	—	—	—	—
Provision	(602,630)	76,383	472,301	(11,039)	(14,769)	289,317	209,563
Ending balance	$564,176	$145,288	$572,763	$145,418	$28,438	$289,317	$1,745,400

Ending balance: individually evalutated for impairment	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evalutated for impairment	$564,176	$145,288	$572,763	$145,418	$28,438	$289,317	$1,745,400

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans:
Ending Balance	$9,255,356	$7,676,754	$51,405,126	$7,282,319	$516,849	$—	$76,136,404

Ending balance: individually evalutated for impairment	$—	$—	$1,251,803	$—	$—	$—	$1,251,803

Ending balance: collectively evalutated for impairment	$9,255,356	$7,676,754	$50,153,323	$7,282,319	$516,849	$—	$74,884,601

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

3.                     LOANS AND ALLOWANCE FOR LOAN LOSSES:

The allowance for loan losses as of December 31, 2010, by portfolio segment, is as follows:

	Construction		Commercial	Commercial
	and	Real Estate -	Real	and
	Development	Mortgage	Estate	Industrial	Other	Total
Allowance for loan losses:
Beginning balance	$411,549	$71,875	$876,826	$61,947	$23,325	$1,445,522
Charge-offs	(1,476,700)	—	(1,517,235)	—	(99,929)	(3,093,864)
Recoveries	—	—		—	—	—
Provision	2,325,147	(2,970)	2,574,219	94,510	119,811	5,110,717
Ending balance	$1,259,996	$68,905	$1,933,810	$156,457	$43,207	$3,462,375

Ending balance: individually evalutated for impairment	$—	$—	$950,176	$—	$—	$950,176

Ending balance: collectively evalutated for impairment	$1,259,996	$68,905	$983,634	$156,457	$43,207	$2,512,199

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Loans:
Ending Balance	$16,976,039	$7,592,015	$54,127,557	$7,716,180	$556,802	$86,968,593

Ending balance: individually evalutated for impairment	$2,043,300	$—	$6,133,014	$—	$—	$8,176,314

Ending balance: collectively evalutated for impairment	$14,932,739	$7,592,015	$47,994,543	$7,716,180	$556,802	$78,792,279

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

3.       LOANS AND ALLOWANCE FOR LOAN LOSSES:

Impaired loans as of December 31, 2011 and 2010, by portfolio segment, are as follows:

	Unpaid	Recorded	Recorded
	Total	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
As of December 31, 2011	Balance	Allowance	Allowance	Investment	Allowance

Construction and development	$—	$—	$—	$—	$—
Real estate - mortgage	—	—	—	—	—
Commercial real estate	3,925,636	1,251,803	—	1,251,803	—
Commercial and industrial	—	—	—	—	—
Other	—	—	—	—	—

Total	$3,925,636	$1,251,803	$—	$1,251,803	$—

As of December 31, 2010

Construction and development	$2,043,300	$2,043,300	$—	$2,043,300	$—
Real estate - mortgage	—	—	—	—	—
Commercial real estate	6,133,014	1,347,862	4,785,152	6,133,014	950,176
Commercial and industrial	—	—	—	—	—
Other	—	—	—	—	—

Total	$8,176,314	$3,391,162	$4,785,152	$8,176,314	$950,176

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

3.       LOANS AND ALLOWANCE FOR LOAN LOSSES:

	Year Ended		Year Ended
	December 31, 2011		December 31, 2010
	Average		Average
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

Construction and development	$—	$—	$1,871,650	$—
Real estate - mortgage	—	—	—	—
Commercial real estate	1,495,372	—	5,165,125	—
Commercial and industrial	—	—	—	—
Other	—	—	—	—

Total	$1,495,372	$—	$7,036,775	$—

A primary credit quality indicator for financial institutions is delinquent balances.  Following are the delinquent amounts, by portfolio segment, as of December 31, 2011 and 2010:

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

			Accruing
			Greater			Total
			Than 90	Total Accruing		Financing
December 31, 2011	Current	30 - 89 Days	Days	Past Due	Non-accrual	Receivables

Construction and development	$9,255,356	$—	$—	$—	$—	$9,255,356
Real estate - mortgage	7,676,754	—	—	—	—	7,676,754
Commercial real estate	50,153,323	—	—	—	1,251,803	51,405,126
Commercial and industrial	7,282,319	—	—	—	—	7,282,319
Other	516,849	—	—	—	—	516,849

December 31, 2010

Construction and development	$13,585,248	$1,347,491	$—	$1,347,491	$2,043,300	$16,976,039
Real estate - mortgage	7,592,015	—	—	—	—	7,592,015
Commercial real estate	47,994,543	—	—	—	6,133,014	54,127,557
Commercial and industrial	7,716,180	—	—	—	—	7,716,180
Other	556,802	—	—	—	—	556,802

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

The following presents the Bank’s loans by risk rating as of December 31, 2011 and 2010:

	Construction
	and	Real Estate -	Commercial	Commercial
December 31, 2011	Development	Mortgage	Real Estate	and Industrial	Other	Total
Rating:
1-4 (Pass)	$5,437,275	$7,676,754	$49,305,957	$7,243,622	$335,130	$69,998,738
5 (Internal Watch List)	3,818,081	—	—	38,697	181,719	4,038,497
6 (Special Mention)	—	—	847,366	—	—	847,366
7 (Substandard)	—	—	1,251,803	—	—	1,251,803
8 (Doubtful)	—	—	—	—	—	—
9 (Loss)	—	—	—	—	—	—
Total	$9,255,356	$7,676,754	$51,405,126	$7,282,319	$516,849	$76,136,404

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

3.                    LOANS AND ALLOWANCE FOR LOAN LOSSES:

	Construction
	and	Real Estate -	Commercial	Commercial
December 31, 2010	Development	Mortgage	Real Estate	and Industrial	Other	Total
Rating:
1-4 (Pass)	$10,585,248	$7,386,492	$47,994,543	$7,716,180	$491,797	$74,174,260
5 (Internal Watch List)	—	205,523	—	—	65,005	270,528
6 (Special Mention)	—	—	—	—	—	—
7 (Substandard)	6,390,791	—	6,133,014	—	—	12,523,805
8 (Doubtful)	—	—	—	—	—	—
9 (Loss)	—	—	—	—	—	—
Total	$16,976,039	$7,592,015	$54,127,557	$7,716,180	$556,802	$86,968,593

In this current real estate environment it has become more common to restructure or modify the terms of certain loans under certain conditions (i.e. troubled debt restructures or “TDRs”). In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable real estate market.  When we have modified the terms of a loan, we usually either reduce or defer payments for a period of time.  We have not forgiven any material principal amounts on any loan modifications to date.  We have approximately $166,842 of TDRs, and $166,842 have been placed on nonaccrual status.

December 31,
Toubled debt restructured loans (“TDRs”)	2011

Performing TDRs	$—
Non-performing TDRs	166,842

Total TDRs	$166,842

TDRs as of December 31, 2011 quantified by loan type classified separately as accrual (performing loans) and non-accrual (non-performing loans) are presented in the table below.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

TDRs	Accruing	Non-Accrual	Total

Construction and development	$—	$—	$—
Real estate - mortgage	—	—	—
Commercial real estate	—	166,842	166,842
Commercial and industrial	—	—	—
Other	—	—	—

Total TDRs	$—	$166,842	$166,842

3.                    LOANS AND ALLOWANCE FOR LOAN LOSSES:

Our policy is to return nonaccrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured.  Our policy also considers payment history of the borrower, but is not dependent upon a specific number of payments. The Company recorded no specific reserve as of December 31, 2011 and recognized no partial charge offs on the TDR loans described above during the year ended December 31, 2011.

Loans are modified to minimize loan losses when we believe the modification will improve the borrower’s financial condition and ability to repay the loan. We typically do not forgive principal. We generally either defer, or decrease monthly payments for a temporary period of time. A summary of the types of concessions made are presented in the table below.

December 31,
Type of Concession	2011

Deferred payments for 90 days	166,842

Total TDRs	$166,842

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

There has been one loan in the amount of $1,976,250 modified as a TDR within the past twelve months for which there was a payment default within the twelve month period ended December 31, 2011.

During 2009, the Company purchased loans with outstanding principal balances at the time of purchase of $20,229,202 for a carrying value of $2,301,680.  No loans were purchased during the year ended December 31, 2011.  During the year ended December 31, 2011 and 2010, the Company sold certain of these purchased loans with outstanding principal balances of $2,266,064 and $8,926,736, respectively, resulting in a loss on sale of $102,809 and a gain on sale of $582,071, respectively.  As of December 31, 2011 and 2010, loans with outstanding principal balances of $1,957,447 and $4,223,511, respectively, remain with a carrying value of $248,659 and $518,995, respectively, are classified as loans held for sale.  Of this carrying amount, $248,658 and $518,995 are classified as non-performing and impaired at December 31, 2011 and 2010.  The non-performing loans have outstanding principal balances of $1,957,447 and $4,223,511 at December 31, 2011 and 2010, and do not have an allowance associated with them as the Company has determined the purchase discount related to the loans was more than sufficient to cover any future losses.  These non performing loans are not included in the impaired loan table above, as they are classified as loans held for sale and the Company does not believe any impairment loss exists on these loans as of December 31, 2011 and 2010.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

4.                    PREMISES AND EQUIPMENT:

Major classifications of these assets at December 31, 2011 and 2010 are summarized as follows:

	2011	2010
Land	400,000	$400,000
Building	1,247,583	1,247,583
Leasehold improvements	637,667	635,367
Furniture, fixtures and equipment	1,143,107	1,120,192
	3,428,357	3,403,142
Accumulated depreciation	(941,672)	(663,213)
Premises and equipment, net	$2,486,685	$2,739,929

Depreciation expense for the years ended December 31, 2011 and 2010 was $278,460 and $293,187, respectively.

5.                     DEPOSITS:

Deposit account balances at December 31, 2011 and 2010 are summarized as follows:

	2011	2010
Non-interest bearing demand deposits	9,119,354	$7,769,952
Interest - bearing demand	40,864,017	39,632,328
Savings	103,158	83,901
Time, $100,000 and over	30,345,023	27,993,302
Other time	13,885,079	31,655,257
Total Deposits	$94,316,631	$107,134,740

Time deposits listed above include $8,724,237 and $19,305,021 in brokered certificates of deposit at December 31, 2011 and 2010, respectively.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

At December 31, 2011, the scheduled maturities of time deposits are as follows:

Year Ending
December 31,
2012	$29,304,635
2013	12,730,498
2014	297,848
2015	1,441,932
2016	455,189
$44,230,102

6.       LEASES:

The Company entered into an agreement to lease a branch location in Duluth, Georgia for a term of sixty-seven months, with the lease commencing in January 2008.  This lease contains a rental holiday for the first seven months of the lease and thereafter requires monthly rental payments. Current monthly rental payment is $4,866 and will escalate periodically during the lease term.

The Company entered into an agreement to lease a branch location in Doraville, Georgia for a term of sixty months, with the lease commencing in October 2008.  This lease contains a partial rental holiday for the first six months of the lease and thereafter requires monthly rental payments. Current monthly rental payment is $10,749, which will escalate periodically during the lease term.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

The minimum lease payments not including common area cost allocation under these leases are as follows:

Year Ending	Minimum
December 31,	Lease Payments
2012	$188,515
2013	133,422
$321,937

Total rental expense for the years ended December 31, 2011 and 2010 was $216,210 and $373,024, respectively.

7.             FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS:

Advances from the Federal Home Loan Bank (FHLB) as of December 31, 2011 and 2010 are summarized as follows:

December 31, 2011
Rate Type	Maturity Date	Interest Rate	Amount
Fixed	03/18/13	3.15%	$2,000,000
Convertible	09/04/18	3.60%	3,000,000
Convertible	09/10/18	3.25%	2,500,000
Fixed	03/26/12	0.27%	1,000,000
Fixed	06/25/12	0.34%	1,000,000
Fixed	12/24/12	0.50%	1,000,000
Fixed	12/27/13	0.60%	1,000,000
Fixed	12/27/12	0.33%	1,000,000
			$12,500,000

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

7.                             FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS:

December 31, 2010
Rate Type	Maturity Date	Interest Rate	Amount
Variable	06/24/11	0.70%	$3,900,000
Fixed	03/18/13	3.15%	2,000,000
Convertible	09/04/18	3.60%	3,000,000
Convertible	09/10/18	3.25%	2,500,000
			$11,400,000

The aggregate of the advances is collateralized by the Company’s FHLB stock, the Company’s deposits with the FHLB, securities and a blanket floating lien on a portion of the Company’s loan portfolio, portions of which can be used to cover any defaults on repayments of advances.  Total amount of loans pledged as of December 31, 2011 were $12,143,342.

As of December 31, 2011, the Company has lines of credit with four correspondent banks for overnight borrowings of $22,300,000, with no borrowings outstanding.  The Company had no borrowings outstanding on these lines at December 31, 2010.  The lines of credit at December 31, 2011 were as follows:

		Balance
Correspondent Bank	Commitment	Outstanding
First National Bankers Bank	$5,600,000	$—
Independent Bankers Bank	7,700,000	—
CenterState Bank	4,000,000	—
The Independent Bankers Bank	5,000,000	—
	$22,300,000	$—

Individually the correspondent banks require the borrowings to be limited to a maximum of 10 to 14 consecutive days.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

8.       INCOME TAXES:

Since its inception, the Company has incurred net operating losses.  The deferred tax benefits, if any, remain unrecorded as their realization is heavily dependent on future taxable income.  At December 31, 2011, management does not believe there is sufficient information to determine it is more likely than not that future taxable income will be sufficient to realize the tax benefits for any deductible temporary differences. The total provision for income taxes in the statement of operations is as follows:

	2011	2010
Currently payable	(685,111)	(1,032,552)
Deferred income taxes	739,485	(451,824)
Change in valuation allowance	(54,374)	1,484,376
	$—	$—

The Company’s income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes.  A reconciliation of the differences is as follows:

	Years Ended December 31,
	2011	2010
Tax provision at federal statutory rate	$23,106	$(1,368,516)
Stock options	33,151	89,937
State income taxes	3,118	(147,888)
Nontaxable income	(6,806)	(52,094)
Other items, net	1,805	(5,815)
Valuation allowance	(54,374)	1,484,376
Income tax expense	$—	$—

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

The following summarizes the components of deferred taxes at December 31, 2011 and 2010.

	2011	2010
Deferred income tax assets (liabilities)
Allowance for loan losses	$104,148	$788,145
Pre-opening expense	382,055	416,526
Net operating loss carryforwards	3,192,354	2,510,198
Depreciation	(128,118)	(145,500)
Stock options	488,415	488,415
Deferred loan fees	46,063	82,366
Other	2,122	2,011
Securities available for sale	(211,673)	245,898
Total gross deferred income tax assets	3,875,366	4,388,059
Less valuation allowance	(4,087,039)	(4,142,161)
Total deferred tax assets (liabilities)	$(211,673)	$245,898

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

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

9.                    EARNINGS (LOSSES) PER SHARE:

Weighted average common shares outstanding at December 31, 2011 and 2010 were 3,465,391. Weighted average common shares outstanding are used to calculate both basic and diluted earnings per share for the years ended December 31, 2011 and 2010 due to the antidilutive effect of potential common shares.  The primary factor contributing to the antidilutive nature of potential common shares for the year ended December 31, 2011 was that the weighted average exercise price exceeded the average market price for the year, and for the year ended December 31, 2010 net losses were incurred.

10.              TRANSACTIONS:

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families, and affiliated companies in which they are principal stockholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. These persons and firms were indebted to the Company in the aggregate amount of $1,551,803 and $2,278,056 as of December 31, 2011 and 2010, respectively.  Changes in related party loans for the year ended December 31, 2011 are as follows:

Balance, beginning of year	$2,278,056
Advances	—
Repayments	(726,253)
Balance, end of year	$1,551,803

These persons and firms had deposits with the Company totaling $5,102,469 and $4,433,688 at December 31, 2011 and 2010, respectively.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

11.              COMMITMENTS AND CONTINGENCIES:

The Company’s nature of business is such that it ordinarily results in a certain amount of litigation.  In the opinion of management, there is no litigation in which the outcome will have a material effect on the consolidated financial statements.

The Company does not anticipate any material losses as a result of the commitments and contingent liabilities.

12.               FINANCIAL INSTRUMENTS:

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

	Contract Amount (In Thousands)
	December 31,	December 31,
	2011	2010
Commitments to extend credit	$5,307	$10,402
Standby letters of credit	$1,094	$1,706

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

13.               FAIR VALUE:

Financial Instruments Measured at Fair Value

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

The table below presents the Company’s assets measured at fair value on a recurring basis as of December 31, 2011 and 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets as of December 31, 2011

Investment securities available-for-sale	$—	$36,134,645	$—	$36,134,645
Derivative instruments	—	—	9,440	9,440
Loans held for sale	—	—	248,658	248,658
	$—	$36,134,645	$258,098	$36,392,743

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

13.               FAIR VALUE:

Financial Instruments Measured at Fair Value (continued)

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets as of December 31, 2010

Investment securities available-for-sale	$—	$49,135,140	$—	$49,135,140
Derivative instruments	—	—	76,153	76,153
Loans held for sale	—	—	518,995	518,995
	$—	$49,135,140	$595,148	$49,730,288

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

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

13.               FAIR VALUE:

Financial Instruments Measured at Fair Value (continued)

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs.

	Loans Held	Derivative
	For Sale	Instruments
Balance, December 31, 2010	$518,995	$76,153
Sales of loans held for sale	(270,337)	—
Mark to market loss included in noninterest income	—	(66,713)
Balance, December 31, 2011	$248,658	$9,440

The following table presents the assets that are measured at fair value on a non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial position at December 31, 2011 and 2010.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Unobservable	Unobservable	Total
	Identical Assets	Inputs	Inputs	Gains
	(Level 1)	(Level 2)	(Level 3)	(Losses)
Assets as of December 31, 2011

Impaired loans	$—	$—	$1,251,803	$(503,833)
Foreclosed assets	$—	$—	$1,995,000	$—

Assets as of December 31, 2010

Impaired loans	$—	$—	$4,721,162	$(3,746,060)
Foreclosed assets	$—	$—	$291,377	$—

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

13.               FAIR VALUE:

Financial Instruments Measured at Fair Value (continued)

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

Foreclosed real estate is adjusted to fair value upon transfer of the loans to foreclosed real estate. Subsequently, foreclosed real estate is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the collateral value.  When the fair value of the collateral is based on an observable market price or a current appraised value, and therefore the foreclosed asset is recorded as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed real estate as nonrecurring Level 3.

Fair Value of Financial Instruments

The following methods and assumptions that were used by the Company in estimating fair values of financial instruments are disclosed herein:

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

Cash, federal funds sold, and interest bearing deposits with other banks.  The carrying amounts of cash and short-term instruments approximate their fair value due to the relatively short period to maturity of instruments.

Investment securities.  Fair values for securities are based predominately on quoted market prices. If quoted market prices are not available, fair values are based on quoted market prices of similar instruments.

Restricted stock. The carrying values of restricted equity securities approximate fair values.

Loans Held for Sale.  Loans held for sale are carried at the lower of cost or market value. Fair value is based on what secondary markets are offering for loans with similar characteristics.

13.               FAIR VALUE:

Fair Value of Financial Instruments (continued)

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

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

13.               FAIR VALUE:

Fair Value of Financial Instruments (continued)

The Company’s carrying amounts and estimated fair values of financial instruments as of December 31, 2011 and 2010 (in thousands) were as follows:

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

	2011		2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and due from banks	$2,509	$2,509	$1,221	$1,221
Federal funds sold	325	325	—	—
Interest-bearing accounts with other banks	6,730	6,730	2,560	2,560
Securities	36,135	36,135	49,135	49,135
Restricted stock	1,479	1,479	1,440	1,440
Loans held for sale	249	249	519	519
Loans receivable	74,269	75,602	83,280	83,481
Accrued interest receivable	434	434	639	639
Derivative instruments	9	9	76	76

Liabilities
Deposits	94,317	94,571	107,135	107,429
Accrued interest payable	36	36	82	82
FHLB advances	12,500	12,982	11,400	11,436
Secured borrowings	—	—	2,027	2,027

14.               DERIVATIVE INSTRUMENT:

During 2009, the Company entered into an interest rate corridor transaction. An interest rate corridor is composed of a long interest rate cap position and a short interest rate cap position. The buyer of the corridor purchases a cap with a lower strike while selling a second cap with a higher strike. The premium earned on the second cap then reduces the cost of the structure as a whole. The buyer of the corridor is protected if rates rise above the first cap’s strike (floor), but the benefit is limited to the level of the second cap’s strike (ceiling).

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

This series of transactions consists of a purchased interest rate cap establishing a floor at 0.75% based on the 1 month LIBOR rate.  Additionally, the Company sold an interest rate cap at 2.50% based on the 1 month LIBOR rate. Both transactions are forward start transactions with an effective date of July 1, 2010 and a termination date of July 1, 2013.  The notional amount for each is $10,000,000.  The interest rate corridor transaction is considered a stand alone derivative instrument, and as such will be recorded in the financial statements at fair value, with changes in fair value included in net income (loss).  Additionally, this transaction has a net settlement feature, and the effects of the net settlement will be included in interest income or expense as appropriate.  The fair value as of December 31, 2011 and 2010 was $9,440 and $76,153, respectively, and is included in other assets.

15.               EMPLOYEE BENEFITS:

The Company has a 401(k) plan covering all employees. Contributions under the 401(k) plan are made by the employee with the Company contributing 100% of the employee deferral up to 3% of the employee’s salary and 50% of the deferral greater than 3% but less than 5% of the employee’s salary. Expenses relating to this plan charged to operations amounted to $52,986 and $58,843 for 2011 and 2010, respectively.

16.               STOCK BASED COMPENSATION:

Stock Options

During 2008, the Company adopted an Employee Incentive Stock Plan (the “Stock Plan”).  The Stock Plan offers stock awards to key employees to encourage continued employment by facilitating their purchase of an equity interest in the Company.  These awards are granted at the discretion of the Board of Directors at an exercise price determined by the board at the grant date.  Options awarded under the Stock Plan have a term of ten years from the date of grant and vest ratably over three years, unless otherwise stated in the award agreement.  A total of 191,000 shares have been reserved under the Stock Plan.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

The Company has 113,118 outstanding options to purchase common stock which were issued to employees of the Company and 10,000 options to purchase common stock were issued to a director Upon issuance of options, compensation cost was recognized in the consolidated financial statements of the Company for all share-based payments granted, based on the grant date fair value estimated.

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

	December 31,
	2011	2010
Risk-free interest rate	2.21%	1.01%
Expected life (years)	6.05	5.00
Expected volatility	56.10%	56.10%
Expected dividends	0.00%	0.00%
Expected forfeiture rate	27.49%	27.00%
Weighted average fair value of options granted	$2.74	$4.05
Weighted average exercise price	$7.56	$8.39

The Company recorded stock-based compensation expense related to the options of $97,502 and $228,922 during the years ended December 31, 2011 and 2010, respectively. At December 31, 2011, there was $52,011 of unrecognized compensation cost related to options outstanding, which is expected to be recognized over a weighted-average period of 0.8 years.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

16.               STOCK BASED COMPENSATION:

Stock Options

A summary of activity in the Company’s stock option plans is presented below:

	2011		2010
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	115,618	$9.23	156,322	$10.00
Granted	16,500	7.56	55,000	8.39
Exercised	—	—	—	—
Forfeited	(9,000)	10.00	(95,704)	10.00

End of period	123,118	$8.95	115,618	$9.23

Options exerciseable at end of period	107,616	$9.05	90,744	$9.02

The outstanding options have a weighted average remaining contractual life of approximately 7.84 years as of December 31, 2011. The exercisable options have a weighted average remaining contractual life of approximately 7.67 years as of December 31, 2011.  At December 31, 2011, the aggregate intrinsic value of options outstanding and exercisable was $0.

Warrants

Type I (Director) warrants were awarded in recognition of certain directors contributions to the initial capitalization of the Company. The Company awarded only 30,000 Type I warrants due to the majority of warrants issued being Type II. These warrants vest over three years.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

Additionally, 12,500 immediately vesting warrants were issued to the organizational consultant during the first quarter of 2008. During the year ended December 31, 2010, 3,333 stock warrants were forfeited.  At December 31, 2010, there were 469,167 stock warrants outstanding and 462,500 were fully vested.  At December 31, 2011, there were 469,167 stock warrants outstanding and all were fully vested.

16.               STOCK BASED COMPENSATION:

Warrants

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions listed in the table below. Expected volatility for the period has been determined by a combination of a calculated value based on expected volatility of similar entities, and on the historical volatility of the Company’s stock. The expected term of warrants granted is based on the short-cut method and represents the period of time that the warrants granted are expected to be outstanding. Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  There were no warrants granted or exercised for the years ended December 31, 2011 and 2010.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

The Company recorded stock-based compensation expense of $0 and $35,600 for the years ended December 31, 2011 and 2010, respectively, related to these warrants.

At December 31, 2011, there was no unrecognized compensation cost related to warrants. The weighted average remaining contractual life of the warrants outstanding as of December 31, 2011 was approximately 6.0 years. At December 31, 2011, the aggregate intrinsic value of warrants outstanding and exercisable was $0.

17.               REGULATORY MATTERS:

The Bank is subject to various capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting principles.  The Bank’s capital classification is also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2011, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2011, the most recent notification from the Office of Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank subsidiary must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

17.               REGULATORY MATTERS:

The Bank’s actual capital amounts (in thousands) and ratios as of December 31, 2011 and 2010 are presented in the following table:

	Actual		For Capital Adequacy Purposes:		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:

Total Capital (to Risk Weighted Assets)	$20,751	23.1%	$7,199	8.0%	$8,999	10.0%

Tier 1 Capital (to Risk Weighted Assets)	$19,619	21.8%	$3,600	4.0%	$5,400	6.0%

Tier 1 Capital (to Average Assets)	$19,619	15.3%	$5,127	4.0%	$6,408	5.0%

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:

Total Capital (to Risk Weighted Assets)	$20,589	20.2%	$8,154	8.0%	$10,192	10.0%

Tier 1 Capital (to Risk Weighted Assets)	$19,287	18.9%	$4,077	4.0%	$6,115	6.0%

Tier 1 Capital (to Average Assets)	$19,287	13.2%	$5,845	4.0%	$7,306	5.0%

18.     LIMITATION ON DISTRIBUTIONS:

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

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

19.     OTHER OPERATING EXPENSES:

Significant components of noninterest expenses are as follows:

	Years Ended December 31,
	2011	2010

Data processing and information technology	$414,967	$335,774
Legal	32,928	232,780
Consulting and other professional fees	214,525	238,554
Supervisory assessments	290,703	180,724
Loan collection expense	118,382	164,084
Software license and fees	77,486	66,993

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

20. CONDENSED FINANCIAL INFORMATION ON TOUCHMARK BANCSHARES, INC (PARENT COMPANY ONLY):

Condensed Balance Sheets

	December 31,
	2011	2010
ASSETS
Cash	456,060	$302,228
Interest-bearing deposits with other banks	490,000	—
Investment in subsidiary	20,048,937	18,788,179
Securities available for sale	—	499,527
Loans held for sale	248,658	518,995
Accrued interest receivable	—	111
Premises and equipment	1,572,383	1,612,055
Land held for sale	2,409,023	2,409,023
Other assets	—	156
Total assets	$25,225,061	$24,130,274

LIABILITIES AND SHAREHOLDER’S EQUITY

Shareholder’s equity	$25,225,061	$24,130,274

Total liabilities and shareholder’s equity	$25,225,061	$24,130,274

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

20. CONDENSED FINANCIAL INFORMATION ON TOUCHMARK BANCSHARES, INC (PARENT COMPANY ONLY):

Condensed Statements of Operations

	For the Year Ended December 31,
	2011	2010
Interest income:
Investment income	$9,889	$29,353
Total interest income	9,889	29,353

Noninterest income:
Gain on sale of securities available for sale	—	103,520
Loss on loans held for sale	(102,809)	—
Rental income	170,796	170,796
Total noninterest income	67,987	274,316

Noninterest expense:
Occupancy and equipment	99,772	39,672
Other operating expense	144,392	251,094
Total noninterest expense	244,164	290,766

Net income (loss) before equity in undistributed income (loss) of subsidiary	(166,288)	12,903

Equity in undistributed income (loss) of subsidiary	234,248	(4,037,950)

Net income (loss)	$67,960	$(4,025,047)

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

20.              CONDENSED FINANCIAL INFORMATION ON TOUCHMARK BANCSHARES, INC (PARENT COMPANY ONLY):

Condensed Statements of Cash Flows

	For the Year Ended December 31,
	2011	2010
Cash flow from operating activities:
Net income (loss)	$67,960	$(4,025,047)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	39,672	39,672
Net accretion	(473)	(2,933)
Gain on sale of securities available for sale	—	(103,520)
Loss on sale of loans held for sale	102,809	—
Equity in undistributed (income) loss of subsidiary	(234,248)	4,037,950
Proceeds from sale of loans held for sale	167,528	273,802
Decrease in other assets	584	—
Increase in other liabilities	—	10,563
Net cash provided by operating activities	143,832	230,487

Cash flow from investing activities:
Increase in interest bearing accounts with other banks	(490,000)	—
Purchase of securities available for sale	—	(500,000)
Proceeds from call of securities available for sale	500,000	—
Proceeds from sale of securities available for sale	—	558,450
Net cash provided by investing activities	10,000	58,450

Net change in cash	153,832	288,937
Cash at the beginning of the year	302,228	13,291
Cash at the end of the year	$456,060	$302,228

Noncash investing activities
Stock based compensation expensed at subsidiary	$97,502	$264,522

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on the criteria established in a report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, our management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

Item 9B.    Other Information.

None.

PART III

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the Company’s definitive proxy statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A for the Bank’s Annual Meeting of Shareholders to be held on May 16, 2012.  The Company will, within 120 days of the end of its fiscal year, file the Proxy Statement with the SEC or supply the information required by this Part III by amendment to this Annual Report on Form 10-K.

Item 10.    Directors, Executive Officers and Corporate Governance.

The information responsive to this item is incorporated by reference from the sections entitled “Corporate Governance and Board Matters,” “Election of Directors” and “Executive Officers” contained in the Proxy Statement.

Item 11.    Executive Compensation.

The information responsive to this item is incorporated by reference from the section entitled “Executive Compensation” contained in the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information responsive to this item is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.  See also the section entitled “Equity Compensation Plan Information” in Item 5 of this Annual Report on Form 10-K.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information responsive to this item is incorporated by reference from the sections entitled “Corporate Governance and Board Matters” and “Transactions with Related Persons, Promoters and Certain Control Persons” contained in the Proxy Statement.

Item 14.    Principal Accountant Fees and Services.

The information responsive to this item is incorporated by reference from the section entitled “Relationship With Independent Public Accountants” contained in the Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following financial statements are located in Item 8 of this Annual Report on Form 10-K.

(2)   Financial Statement Schedules

These schedules have been omitted because they are not required, are not applicable or have been included in our financial statements.

(3)   Exhibits

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-143840).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2, File No. 333-143840).

4.1	See Exhibits 3.1 and 3.2 for provisions in Touchmark Bancshares, Inc.’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock.

4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2, File No. 333-143840).

10.1	Form of Organizer Warrant Agreement (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form SB-2, File No. 333-143840).*

10.2	Form of Director Warrant Agreement (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form SB-2, File No. 333-143840).*

10.3	Form of Consultant Warrant Agreement (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form SB-2, File No. 333-143840).*

10.4	Touchmark Bancshares, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 10-Q for the fiscal quarter ended March 31, 2008).*

10.5	Assignment of Contract, dated June 22, 2009, between Touchmark Bancshares, Inc. and Gwinnett Clinic, Ltd. (incorporated by reference to Exhibit 10.1 of the Form 8-K, filed with the SEC June 26, 2009).

10.6

Real Estate Purchase and Sale Contract, effective April 23, 2009, by and between Gwinnett Clinic, Ltd. and Federal Deposit Insurance Corporation (incorporated by reference to Exhibit 10.2 of the Form 8-K, filed with the SEC June 26, 2009).

10.7

Option Agreement, dated June 22, 2009, by and between Touchmark Bancshares, Inc. and Gwinnett Clinic, Ltd. (incorporated by reference to Exhibit 10.3 of the Form 8-K, filed with the SEC June 26, 2009).

10.8

Employment Agreement between Touchmark Bancshares, Inc., Touchmark National Bank and Pin Pin Chau dated July 2, 2010 (incorporated by reference to Exhibit 10.1 of the Form 8-K, filed with the SEC on July 9, 2010).*

Exhibit No.	Description of Exhibit

10.9

Employment Agreement between Touchmark Bancshares, Inc., Touchmark National Bank and Jorge L. Forment dated July 8, 2010 (incorporated by reference to Exhibit 10.2 of the Form 8-K, filed with the SEC on July 9, 2010).*

10.10	Form of Option Award Agreement (incorporated by reference to Exhibit 10.12 of the Form 10-K, filed with the SEC on March 31, 2011).

21.1	Subsidiaries. £

23.1	Consent of Mauldin & Jenkins, LLC. £

24.1	Power of Attorney. £

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer. £

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer. £

32.1	Section 1350 Certifications. £

101.INS	XBRL Instance Document. £^

101.SCH	XBRL Taxonomy Extension Schema Document. £^

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. £^

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. £^

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. £^

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. £^

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

£ Filed Herewith.

^ In accordance with Regulation S-T, XBRL (Extensible Business Reporting Language) related information in Exhibit No. (101) to this Annual Report on Form 10-K shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be incorporated by reference into any registration statement pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2012	By:	/s/ Pin Pin Chau

Pin Pin Chau
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: March 30, 2012	By:	/s/ Pin Pin Chau

Pin Pin Chau
Director, President and Chief Executive Officer
(principal executive officer)

Date: March 30, 2012	By:	/s/ Jorge L. Forment

Jorge L. Forment
Chief Financial Officer
(principal accounting and financial officer)

A majority of the directors of Touchmark Bancshares, Inc. executed a power of attorney appointing Pin Pin Chau as their attorney-in-fact, empowering her to sign this report on their behalf. The power of attorney has been filed with the Securities and Exchange Commission under Part IV, Exhibit 24.1, of this Annual Report on Form 10-K for the year ended December 31, 2011. This report has been signed below by such attorney-in-fact as of March 30, 2012.

By:	/s/ Pin Pin Chau

Pin Pin Chau
Attorney-in Fact for Majority of the
Directors of Touchmark Bancshares, Inc.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-143840).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2, File No. 333-143840).

4.1	See Exhibits 3.1 and 3.2 for provisions in Touchmark Bancshares, Inc.’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock.

4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2, File No. 333-143840).

10.1	Form of Organizer Warrant Agreement (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form SB-2, File No. 333-143840).*

10.2	Form of Director Warrant Agreement (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form SB-2, File No. 333-143840).*

10.3	Form of Consultant Warrant Agreement (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form SB-2, File No. 333-143840).*

10.4	Touchmark Bancshares, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 10-Q for the fiscal quarter ended March 31, 2008).*

10.5	Assignment of Contract, dated June 22, 2009, between Touchmark Bancshares, Inc. and Gwinnett Clinic, Ltd. (incorporated by reference to Exhibit 10.1 of the Form 8-K, filed with the SEC June 26, 2009).

10.6

Real Estate Purchase and Sale Contract, effective April 23, 2009, by and between Gwinnett Clinic, Ltd. and Federal Deposit Insurance Corporation (incorporated by reference to Exhibit 10.2 of the Form 8-K, filed with the SEC June 26, 2009).

10.7

Option Agreement, dated June 22, 2009, by and between Touchmark Bancshares, Inc. and Gwinnett Clinic, Ltd. (incorporated by reference to Exhibit 10.3 of the Form 8-K, filed with the SEC June 26, 2009).

10.8

Employment Agreement between Touchmark Bancshares, Inc., Touchmark National Bank and Pin Pin Chau dated July 2, 2010 (incorporated by reference to Exhibit 10.1 of the Form 8-K, filed with the SEC on July 9, 2010).*

10.9

Employment Agreement between Touchmark Bancshares, Inc., Touchmark National Bank and Jorge L. Forment dated July 8, 2010 (incorporated by reference to Exhibit 10.2 of the Form 8-K, filed with the SEC on July 9, 2010).*

10.10	Form of Option Award Agreement (incorporated by reference to Exhibit 10.12 of the Form 10-K, filed with the SEC on March 31, 2011).

21.1	Subsidiaries. £

23.1	Consent of Mauldin & Jenkins, LLC. £

24.1	Power of Attorney. £

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer. £

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer. £

32.1	Section 1350 Certifications. £

101.INS	XBRL Instance Document. £^

101.SCH	XBRL Taxonomy Extension Schema Document. £^

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. £^

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. £^

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. £^

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. £^

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

£ Filed Herewith.

^ In accordance with Regulation S-T, XBRL (Extensible Business Reporting Language) related information in Exhibit No. (101) to this Annual Report on Form 10-K shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be incorporated by reference into any registration statement pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.