Form 10-Q
period 2012-03-31
Touchmark Bancshares, Inc.
filed 2012-05-14
CIK 1403008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 3,465,391 shares of common stock, par value $.01 per share, outstanding as of May 14, 2012.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2012 AND DECEMBER 31, 2011

	(Unaudited)
	March 31,	December 31,
	2012	2011
ASSETS

Cash and due from banks	$2,160,417	$2,509,157
Federal funds sold	300,000	325,000
Interest-bearing accounts with other banks	2,843,284	6,729,905
Investment securities	32,244,727	36,134,645
Restricted stock	1,699,000	1,478,500
Loans held for sale	248,658	248,658
Loans, less allowance for loan losses of $1,652,347 and $1,745,400, respectively	79,519,760	74,268,936
Accrued interest receivable	471,400	434,178
Premises and equipment	2,425,587	2,486,685
Foreclosed real estate	5,505,410	5,375,473
Land held for sale	2,409,023	2,409,023
Other assets	182,229	200,806
Total assets	$130,009,495	$132,600,966

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits:
Non-interest bearing demand	$7,650,560	$9,119,354
Interest-bearing	79,691,238	85,197,277
Total deposits	87,341,798	94,316,631
Accrued interest payable	33,621	36,011
Federal Home Loan Bank advances	16,500,000	12,500,000
Other liabilities	468,356	523,263
Total liabilities	104,343,775	107,375,905

Shareholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 3,465,391 issued and outstanding	34,654	34,654
Paid in capital	36,201,886	36,189,165
Accumulated deficit	(10,908,425)	(11,428,518)
Accumulated other comprehensive income	337,605	429,760
Total shareholders’ equity	25,665,720	25,225,061

Total liabilities and shareholders’ equity	$130,009,495	$132,600,966

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2012	2011
Interest income:
Loans, including fees	$1,211,446	$1,187,798
Investment income	216,501	390,497
Federal funds sold	180	257
Total interest income	1,428,127	1,578,552

Interest expense:
Deposits	212,045	357,509
Federal Home Loan Bank advances	68,118	69,862
Other borrowings	521	3,615
Total interest expense	280,684	430,986

Net interest income	1,147,443	1,147,566
Provision for loan losses	75,000	—
Net interest income after provision for loan losses	1,072,443	1,147,566

Noninterest income:
Service charges on deposit accounts and other fees	9,770	13,922
Gain on sale of securities available for sale	40,185	63,558
Gain on sale of foreclosed real estate	40,588	—
Gain on sale of SBA loans	476,596	288,214
Gain (loss) on fair value mark of derivative instrument	(7,308)	9,056
Other noninterest income	78,814	10,891
Total noninterest income	638,645	385,641

Noninterest expense:
Salaries and employee benefits	622,501	702,907
Occupancy and equipment	152,257	152,501
Other operating expense	416,237	486,723
Total noninterest expense	1,190,995	1,342,131

Net income	$520,093	$191,076

Basic earnings per share	$0.15	$0.06
Diluted earnings per share	$0.15	$0.06
Dividends per share	$—	$—

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2012	2011
Net income	$520,093	$191,076
Other comprehensive loss:
Unrealized holding losses arising during the period	(97,360)	(32,188)
Reclassification adjustment for gain realized in net income	(40,185)	(63,558)
Tax effect	45,390	31,596
Other comprehensive loss	(92,155)	(64,150)
Comprehensive income	$427,938	$126,926

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March, 31	March, 31
	2012	2011
Cash flow from operating activities:
Net income	$520,093	$191,076
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	65,367	71,639
Net amortization	125,540	78,651
Provision for loan losses	75,000	—
Gain on sale of securities available for sale	(40,185)	(63,558)
Gain on sale of SBA loans	(476,596)	(288,214)
Gain on sale of foreclosed real estate	(40,588)	—
Stock compensation expense	12,721	25,459
Decrease (increase) in interest receivable	(37,222)	201,897
Decrease in interest payable	(2,390)	(12,346)
Decrease in other assets	18,577	140,121
Increase (decrease) in other liabilities	(9,517)	11,334

Net cash provided by operating activities	210,800	356,059

Cash flow from investing activities:
Decrease (increase) in federal funds sold, net	25,000	(54,000)
Decrease (increase) in interest bearing accounts	3,886,621	(2,969,927)
Purchase of securities available for sale	(4,424,206)	(1,010,469)
Proceeds from paydowns, calls and maturities of securities available for sale	2,318,180	3,287,526
Proceeds from sales of securities available for sale	5,773,044	7,286,906
Redemption (purchase) of restricted stock	(220,500)	53,250
Proceeds from sale of foreclosed real estate	968,494	17,713
Loan originations and collections, net	(5,907,071)	1,603,987
Purchase of premises and equipment	(4,269)	(8,962)

Net cash provided by investing activities	2,415,293	8,206,024

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March, 31	March, 31
	2012	2011
Cash flow from financing activities:
Net decrease in deposits	(6,974,833)	(5,611,180)
Repayment of secured borrowings	—	(1,176,583)
Proceeds from Federal Home Loan Bank advances	4,000,000	575,000

Net cash used by financing activities	(2,974,833)	(6,212,763)

Net change in cash	(348,740)	2,349,320

Cash at the beginning of the period	2,509,157	1,220,785

Cash at the end of the period	$2,160,417	$3,570,105

Supplemental disclosures of cash flow information -
Interest paid	$283,074	$443,332

Non cash activities:
Transfer of loan principal to foreclosed real estate	$1,057,843	$—

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.                    BASIS OF PRESENTATION:

The consolidated financial information included for Touchmark Bancshares, Inc. herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. These statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

2.                    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Reporting Entity and Nature of Operations

Touchmark Bancshares, Inc. (the “Company”, “we”, “us” or “ours”), a Georgia corporation, was established on April 3, 2007 for the purpose of organizing and managing Touchmark National Bank (the “Bank”).  The Company is a one-bank holding company with respect to its subsidiary, Touchmark National Bank. The Bank is a national bank, which began operations on January 28, 2008 headquartered in Fulton County, Georgia with the purpose of providing community banking services to Gwinnett County, Dekalb, north Fulton and south Forsyth counties and surrounding areas in the State of Georgia.

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

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

2.                    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Stock Based Compensation: The Company has adopted the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) 718, Stock Compensation. Upon issuance of the Director and Organizer warrants, compensation cost was recognized in the consolidated financial statements of the Company for all share-based payments granted, based on the grant date fair value as estimated in accordance with the provisions of FASB ASC 718, which requires recognition of expense equal to the fair value of the warrant over the vesting period of the warrant. There were no options or warrants granted in the first quarter 2012.

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

The Company recorded no compensation expense related to the warrants for the three months ended March 31, 2012 and 2011, respectively.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

2.                    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

At March 31, 2012, there was no unrecognized compensation cost related to warrants. The weighted average remaining contractual life of the warrants outstanding as of March 31, 2012 was approximately 5.77 years. The Company had 469,167 warrants exercisable as of March 31, 2012.

Through March 31, 2012, the Company issued 219,822 options to purchase common stock to employees of the Company or the Bank and the Company issued 10,000 options to purchase common stock to a new director.  There were no options issued during the first three months of 2012 or 2011. Upon issuance of options, compensation cost is recognized in the consolidated financial statements of the Company for all options granted, based on the grant date fair value as estimated in accordance with the provisions of FASB ASC 718, which requires recognition of expense equal to the fair value of the options over the vesting period of the options.

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

The Company recorded stock-based compensation expense related to the options of $12,721 and $25,459 during the three months ended March 31, 2012 and 2011, respectively.

At March 31, 2012, there was $39,290 of unrecognized compensation cost related to options outstanding, which is expected to be recognized over a weighted-average period of 0.73 years. The weighted average remaining contractual life of the options outstanding as of March 31, 2012 was approximately 7.59 years. The Company had 107,616 options exercisable as of March 31, 2012.

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

Cash and Cash Equivalents: For purposes of presentation in the statement of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks.” Cash flows from interest-bearing accounts with other banks, deposits, federal funds purchased and sold, and originations, renewals and extensions of loans are reported net.

Loans Purchased: Discounts and premiums on loans purchased by the Company are amortized based upon specific identification over the contractual life of the loan.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

3.                    INVESTMENT SECURITIES:

The amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities at March 31, 2012 and December 31, 2011, are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2012:
U.S. Government-sponsored enterprises (GSEs)*	$2,000,000	$13,371	$—	$2,013,371
State and municipal securities	4,137,039	175,516	—	4,312,555
Mortgage-backed GSE residential	25,603,800	328,766	(13,765)	25,918,801

	$31,740,839	$517,653	$(13,765)	$32,244,727

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2011:
U.S. Government-sponsored enterprises (GSEs)*	$2,000,000	$12,163	$—	$2,012,163
State and municipal securities	4,140,071	233,654	—	4,373,725
Mortgage-backed GSE residential	29,353,141	420,639	(25,023)	29,748,757

	$35,493,212	$666,456	$(25,023)	$36,134,645

*                 Such as Federal Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal Home Loan Banks

The amortized cost and estimated fair value of investment securities at March 31, 2012, by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Due in one year or less	$6,974,501	$7,056,437
Due after one year but less than five years	15,336,945	15,519,192
Due after five years but less than ten years	6,813,794	6,979,609
Due after ten years	2,615,599	2,689,489

	$31,740,839	$32,244,727

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

3.                    INVESTMENT SECURITIES:

For the purpose of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral.  The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

During the first quarter of 2012, the Company had gross gains on sales of securities of $43,241 and gross losses on sales of securities of $3,056.  The Company had gross gains on sales of securities of $90,312 and gross losses on sales of securities of $26,754 during the first quarter of 2011.

Information pertaining to securities with gross unrealized losses at March 31, 2012 and December 31, 2011 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than		More than
	Twelve Months		Twelve Months		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
March 31, 2012:
Mortgage-backed GSE residential	$(13,765)	$5,454,252	$—	$—	$(13,765)	$5,454,252

	$(13,765)	$5,454,252	$—	$—	$(13,765)	$5,454,252

	Less than		More than
	Twelve Months		Twelve Months		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
December 31, 2011:
Mortgage-backed GSE residential	$(25,023)	$6,383,330	$—	$—	$(25,023)	$6,383,330

	$(25,023)	$6,383,330	$—	$—	$(25,023)	$6,383,330

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At March 31, 2012, six debt securities have unrealized losses with aggregate depreciation of 0.25% from the Company’s amortized cost basis. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Although some of the issuers have shown declines in earnings and/or a weakened financial condition as a result of the weakened economy, no credit issues have been identified that cause management to believe the declines in market value are other than temporary. As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

3.                    INVESTMENT SECURITIES:

Mortgage-backed securities GSE residential. The unrealized losses on the Company’s investment in six mortgage-backed securities GSE residential were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2012.

4.                    LOANS AND ALLOWANCE FOR LOAN LOSSES:

The composition of loans as of March 31, 2012 and December 31, 2011 is summarized as follows:

	March 31, 2012	December 31, 2011
Construction and development	$8,251,549	$9,255,356
Real estate - mortgage	7,351,740	7,676,754
Commercial real estate	60,852,184	51,405,126
Commercial and industrial	4,572,278	7,282,319
Other	231,359	516,849

	81,259,110	76,136,404

Unearned loan origination income	(87,003)	(122,068)
Allowance for loan losses	(1,652,347)	(1,745,400)

Loans, net	$79,519,760	$74,268,936

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

Construction and Development

Loans in this segment include real estate development loans for which the source of repayment is the sale of the property as well as construction projects in which the property will ultimately be used by the borrower. Total construction and development loans as of March 31, 2012 were 10.2% of the total loan portfolio.

Real Estate - Mortgage

These are loans secured by real estate mortgages.  Total real estate mortgage loans as of March 31, 2012 were 9.0% of the total loan portfolio.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

4.                    LOANS AND ALLOWANCE FOR LOAN LOSSES:

Commercial Real Estate

The commercial real estate portfolio represents the largest category of the Company’s loan portfolio.  These loans are primarily income-producing properties and are dependent upon the borrower’s cash flow.  Total commercial real estate loans as of March 31, 2012 were 74.9% of the total loan portfolio.

Commercial and Industrial

Loans in this segment are made to businesses and are generally secured by business assets.  Total commercial and industrial loans as of March 31, 2012 were 5.6% of the total loan portfolio.

Other

Loans in this segment are made to individuals and are secured by personal assets or unsecured.  Total other loans as of March 31, 2012 were 0.3% of the total loan portfolio.

Changes in the allowance for loan losses for the periods ended March 31, 2012 and 2011 are as follows:

	March 31,	March 31,
	2012	2011
Balance, beginning of year	$1,745,400	$3,462,375
Provision for loan losses	75,000	—
Loans charged off	(168,053)	—
Recoveries	—	—

Balance, end of year	$1,652,347	$3,462,375

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

4.                    LOANS AND ALLOWANCE FOR LOAN LOSSES:

The allowance for loan losses as of March 31, 2012, by portfolio segment, is as follows:

	Construction		Commercial	Commercial
	and	Real Estate -	Real	and
	Development	Mortgage	Estate	Industrial	Other	Unallocated	Total
Allowance for loan losses:

Beginning balance	$564,176	$145,288	$572,763	$145,418	$28,438	$289,317	$1,745,400
Charge-offs	—	—	—	—	(168,053)	—	(168,053)
Recoveries	—	—	—	—	—	—	—
Provision	140,426	(15,736)	74,785	(63,043)	144,074	(205,506)	75,000
Ending balance	$704,602	$129,552	$647,548	$82,375	$4,459	$83,811	$1,652,347

Ending balance: individually evalutated for impairment	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evalutated for impairment	$704,602	$129,552	$647,548	$82,375	$4,459	$83,811	$1,652,347

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans:

Ending Balance	$8,251,549	$7,351,740	$60,852,184	$4,572,278	$231,359	$—	$81,259,110

Ending balance: individually evalutated for impairment	$—	$—	$158,418	$—	$—	$—	$158,418

Ending balance: collectively evalutated for impairment	$8,251,549	$7,351,740	$60,693,766	$4,572,278	$231,359	$—	$81,100,692

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

4.       LOANS AND ALLOWANCE FOR LOAN LOSSES:

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

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

4.       LOANS AND ALLOWANCE FOR LOAN LOSSES:

The allowance for loan losses for the three months ended March 31, 2011, by portfolio segment, is as follows:

	Construction and Development	Real Estate - Mortgage	Commercial Real Estate	Commercial and Industrial	Other	Unallocated	Total

Allowance for loan losses:

Beginning balance	$1,259,996	$68,905	$1,933,810	$156,457	$43,207	$—	$3,462,375
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision	—	—	—	—	—	—	—
Reallocation	(81,645)	(41,111)	(464,226)	583,967	3,315	—	—
Ending balance	$1,178,351	$27,494	$1,469,584	$740,424	$46,522	—	$3,462,375

Ending balance: individually evaluated for impairment	$—	$—	$932,951	$—	$—	$—	$932,951

Ending balance: collectively evaluated for impairment	$1,178,351	$27,494	$536,633	$740,424	$46,522	$—	$2,529,424

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	—	$—

Gross Loans:

Ending Balance	$15,055,020	$8,459,896	$52,936,202	$8,608,155	$581,905	—	$85,641,178

Ending balance: individually evaluated for impairment	$2,043,300	$—	$5,920,765	$—	$—	—	$7,964,065

Ending balance: collectively evaluated for impairment	$13,011,720	$8,459,896	$47,015,437	$8,608,155	$581,905	—	$77,677,113

Ending balance :loans acquired with deteriorated credit quality	$—	$—	$518,995	$—	$—	—	$518,995

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

4.       LOANS AND ALLOWANCE FOR LOAN LOSSES:

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

Impaired loans as of March 31, 2012 and December 31, 2011, by portfolio segment, are as follows:

	Unpaid	Recorded	Recorded
	Total	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance
As of March 31, 2012

Construction and development	$—	$—	$—	$—	$—
Real estate - mortgage	—	—	—	—	—
Commercial real estate	417,212	158,418	—	158,418	—
Commercial and industrial	—	—	—	—	—
Other	—	—	—	—	—

Total	$417,212	$158,418	$—	$158,418	$—

As of December 31, 2011

Construction and development	$—	$—	$—	$—	$—
Real estate - mortgage	—	—	—	—	—
Commercial real estate	3,925,636	1,251,803	—	1,251,803	—
Commercial and industrial	—	—	—	—	—
Other	—	—	—	—	—

Total	$3,925,636	$1,251,803	$—	$1,251,803	$—

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

4.       LOANS AND ALLOWANCE FOR LOAN LOSSES:

	Three Months Ended		Year Ended
	March 31, 2012		December 31, 2011
	Average		Average
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Construction and development	$—	$—	$—	$—
Real estate - mortgage	—	—	—	—
Commercial real estate	705,111	—	1,495,372	—
Commercial and industrial	—	—	—	—
Other	—	—	—	—

Total	$705,111	$—	$1,495,372	$—

A primary credit quality indicator for financial institutions is delinquent balances.  Following are the delinquent amounts, by portfolio segment, as of March 31, 2012 and December 31, 2011:

			Accruing
			Greater			Total
			Than 90	Total Accruing		Financing
	Current	30 - 89 Days	Days	Past Due	Non-accrual	Receivables
March 31, 2012

Construction and development	$8,251,549	$—	$—	$—	$—	$8,251,549
Real estate - mortgage	7,351,740	—	—	—	—	7,351,740
Commercial real estate	60,693,766	—	—	—	158,418	60,852,184
Commercial and industrial	4,572,278	—	—	—	—	4,572,278
Other	231,359	—	—	—	—	231,359

December 31, 2011

Construction and development	$9,255,356	$—	$—	$—	$—	$9,255,356
Real estate - mortgage	7,676,754	—	—	—	—	7,676,754
Commercial real estate	50,153,323	—	—	—	1,251,803	51,405,126
Commercial and industrial	7,282,319	—	—	—	—	7,282,319
Other	516,849	—	—	—	—	516,849

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

4.       LOANS AND ALLOWANCE FOR LOAN LOSSES:

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

The following presents the Company’s loans by risk rating as of March 31, 2012 and December 31, 2011:

	Construction
	and	Real Estate -	Commercial	Commercial
March 31, 2012	Development	Mortgage	Real Estate	and Industrial	Other	Total
Rating:
1-4 (Pass)	$1,478,468	$7,351,740	$60,693,766	$4,553,263	$214,949	$74,292,186
5 (Internal Watch List)	6,773,081	—	—	19,015	16,410	6,808,506
6 (Special Mention)	—	—	—	—	—	—
7 (Substandard)	—	—	—	—	—	—
8 (Doubtful)	—	—	158,418	—	—	158,418
9 (Loss)	—	—	—	—	—	—
Total	$8,251,549	$7,351,740	$60,852,184	$4,572,278	$231,359	$81,259,110

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

4.       LOANS AND ALLOWANCE FOR LOAN LOSSES:

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

In this current real estate environment it has become more common to restructure or modify the terms of certain loans under certain conditions (i.e. troubled debt restructures or “TDRs”). In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable real estate market.  When we have modified the terms of a loan, we usually either reduce or defer payments for a period of time.  We have not forgiven any material principal amounts on any loan modifications to date.  We have approximately $158,418 of TDRs, and $158,418 have been placed on non-accrual status.

March 31,
Toubled debt restructured loans (“TDRs”)	2012

Performing TDRs	$—
Non-performing TDRs	158,418

Total TDRs	$158,418

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

4.                     LOANS AND ALLOWANCE FOR LOAN LOSSES:

TDRs as of March 31, 2012 quantified by loan type classified separately as accrual (performing loans) and non-accrual (non-performing loans) are presented in the table below.

TDRs	Accruing	Non-Accrual	Total

Construction and development	$—	$—	$—
Real estate - mortgage	—	—	—
Commercial real estate	—	158,418	158,418
Commercial and industrial	—	—	—
Other	—	—	—

Total TDRs	$—	$158,418	$158,418

Our policy is to return non-accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured.  Our policy also considers payment history of the borrower, but is not dependent upon a specific number of payments. The Company recorded no specific reserve as of March 31, 2012 and recognized no partial charge offs on the TDR loan described above during the quarter ended March 31, 2012.

Loans are modified to minimize loan losses when we believe the modification will improve the borrower’s financial condition and ability to repay the loan. We typically do not forgive principal. We generally either defer, or decrease monthly payments for a temporary period of time. A summary of the types of concessions made are presented in the table below.

March 31,
Type of Concession	2012

Deferred payments for 90 days	$158,418

Total TDRs	$158,418

There have been no loans modified as TDRs within the past twelve months for which there was a payment default within the three month period ended March 31, 2012.

During the three months ended March 31, 2012, the Company purchased loans with outstanding principal balances at the time of purchase of $8,085,324. The Company paid a premium of $343,626 at the time of the purchase which will be amortized over the contractual lives of the individual loans.  The unamortized premium as of March 31, 2012 was $338,356.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

5.       FAIR VALUE:

Financial Instruments Measured at Fair Value

ASC Topic 820, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FASB ASC 820-10 applies reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

5.       FAIR VALUE:

Financial Instruments Measured at Fair Value (continued)

The tables below present the Company’s assets measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
Assets as of	Identical Assets	Inputs	Inputs
March 31, 2012:	(Level 1)	(Level 2)	(Level 3)	Total

Investment securities available-for-sale	$—	$32,244,727	$—	$32,244,727
Derivative instruments	—	—	2,133	2,133
Loans held for sale	—	—	248,658	248,658
	$—	$32,244,727	$250,791	$32,495,518

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
Assets as of	Identical Assets	Inputs	Inputs
December 31, 2011:	(Level 1)	(Level 2)	(Level 3)	Total

Investment securities available-for-sale	$—	$36,134,645	$—	$36,134,645
Derivative instruments	—	—	9,440	9,440
Loans held for sale	—	—	248,658	248,658
	$—	$36,134,645	$258,098	$36,392,743

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

The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances. For the period ended March 31, 2012 and year ended December 31, 2011, there were no transfers between Level 1 and Level 2.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

5.       FAIR VALUE:

Financial Instruments Measured at Fair Value (continued)

The derivative instrument held by the Company is reported at fair value utilizing Level 3 inputs.  The valuation of this instrument is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual term of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below (rise above) the strike rate of the floors (caps). The variable interest rates used in the calculation of projected receipts on the floor (cap) are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, the Company incorporates unobservable credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Loans held-for-sale are measured at the lower of cost or fair value. On loans held for sale, collateral includes commercial real estate. The fair value of loans held for sale is evaluated on an on-going basis by monitoring what secondary markets are offering for loans and portfolios with similar characteristics. The unobservable inputs considered in the valuation of loans held-for-sale are the marketability of the loans held and probability of default.

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs.

	Loans Held	Derivative
	For Sale	Instruments
Balance, December 31, 2011	$248,658	$9,440
Mark to market loss included in noninterest income	—	(7,307)
Balance, March 31, 2012	$248,658	$2,133

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

5.       FAIR VALUE:

Financial Instruments Measured at Fair Value (continued)

The following table presents the assets that are measured at fair value on a non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial position at March 31, 2012 and December 31, 2011.

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Unobservable	Unobservable	Total
	Identical Assets	Inputs	Inputs	Gains
	(Level 1)	(Level 2)	(Level 3)	(Losses)
Assets as of March 31, 2012

Impaired loans	$—	$—	$—	$—
Foreclosed assets	$—	$—	$—	$—

Assets as of December 31, 2011

Impaired loans	$—	$—	$1,251,803	$(503,833)
Foreclosed assets	$—	$—	$1,995,000	$—

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy. Collateral may include real estate, or business assets including equipment, inventory and accounts receivable. The value of real estate collateral is determined based on an appraisal by qualified licensed appraisers hired by the Company. The value of business equipment is based on an appraisal by qualified licensed appraisers hired by the Company if significant, or the equipment’s net book value on the business’ financial statements. Inventory and accounts receivable collateral are valued based on independent field examiner review or aging reports. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business.  Such considerations and adjustments constitute the unobservable inputs for valuation.  These unobservable inputs based on changes in market conditions and knowledge of collateral can vary widely. Impaired loans are evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

Foreclosed real estate is adjusted to fair value upon transfer of the loans to foreclosed real estate. Subsequently, foreclosed real estate is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the collateral value.  When the fair value of the collateral is based on an observable market price or a current appraised value, and therefore the foreclosed asset is recorded as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed real estate as

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

5.       FAIR VALUE:

Financial Instruments Measured at Fair Value (continued)

nonrecurring Level 3.  The valuation of foreclosed real estate is currently based on the unobservable input of management’s evaluation of market conditions and the resulting impact on real estate values.  This input can range widely depending on the underlying evaluation of market conditions.

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

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

5.                     FAIR VALUE:

Fair Value of Financial Instruments (continued)

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

The Company’s carrying amounts and estimated fair values of financial instruments as of March 31, 2012 and December 31, 2011 (in thousands) were as follows:

	March 31, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and due from banks	$2,160	$2,160	$2,509	$2,509
Federal funds sold	300	300	325	325
Interest-bearing accounts with other banks	2,843	2,843	6,730	6,730
Securities	32,245	32,245	36,135	36,135
Restricted stock	1,699	1,699	1,479	1,479
Loans held for sale	249	249	249	249
Loans receivable	79,520	79,435	74,269	75,602
Accrued interest receivable	471	471	434	434
Derivative instruments	2	2	9	9

Liabilities:
Deposits	87,342	87,526	94,317	94,571
Accrued interest payable	34	34	36	36
FHLB advances	16,500	16,977	12,500	12,982

6.                     EARNINGS PER SHARE:

Weighted average common shares outstanding at March 31, 2012 and December 31, 2011 were 3,465,391. Weighted average common shares outstanding are used to calculate both basic and diluted earnings per share for the periods ended March 31, 2012 and December 31, 2011 due to the antidilutive effect of potential common shares.  The primary factor contributing to the antidilutive nature of potential common shares for the three months ended March 31, 2012 was that the weighted average exercise price exceeded the average market price for the year.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

7.                     DERIVATIVE INSTRUMENT:

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

This series of transactions consists of a purchased interest rate cap establishing a floor at 0.75% based on the 1 month LIBOR rate.  Additionally, the Company sold an interest rate cap at 2.50% based on the 1 month LIBOR rate. Both transactions are forward start transactions with an effective date of July 1, 2010 and a termination date of July 1, 2013.  The notional amount for each is $10,000,000.  The interest rate corridor transaction is considered a stand-alone derivative instrument, and as such will be recorded in the financial statements at fair value, with changes in fair value included in net income.  Additionally, this transaction has a net settlement feature, and the effects of the net settlement will be included in interest income or expense as appropriate.  The fair value as of March 31, 2012 and December 31, 2011 was $2,133 and $9,440, respectively, and is included in other assets.

8.                     ACCOUNTING STANDARDS UPDATES:

No significant accounting pronouncements have been issued by the Financial Accounting Standards Board since ASU 2011-12 which was discussed in Note 1 to the December 31, 2011 Consolidated Financial Statements that would have a material impact on the Company’s financial statements.

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to management. The words “expect,” “estimate,” “anticipate,” and “believe,” as well as similar expressions, are intended to identify such forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission (the “SEC”), including, without limitation:

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

Company Overview

The following describes our results of operations for the three months ended March 31, 2012 and 2011, and also analyzes our financial condition as of March 31, 2012 and December 31, 2011. Like most community banks, we expect to derive most of our income from interest that we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on the majority of which we pay interest. Consequently, one of the key measures of our success is our level of net interest income, which is the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. The company has experienced weak loan demand due to the current economic climate. This weakened economy has forced us to curtail our growth and deleverage our balance sheet by 2.8% in an effort to preserve our interest spread, which is the difference between the yield we earn on interest-earning assets and the rate we pay on interest-bearing liabilities.

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

Industry Overview

Despite limited signs of economic improvement, the first quarter of 2012 reflects continued economic instability which has negatively impacted liquidity and credit quality. Concerns regarding increased credit losses from the weakening economy have negatively affected capital and earnings of most financial institutions. Financial institutions have experienced significant declines in the value of collateral for real estate loans and serious deterioration in the credit quality of their loan portfolios. These factors have resulted in record levels of non-performing assets, charge-offs and foreclosures. The State of Georgia and the Atlanta metropolitan area in particular have gained the unfortunate distinction of experiencing among the highest incidences of bank closures nationwide since the onset of the 2007 financial crisis.

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

Results of Operations for the Three Months Ended March 31, 2012 and 2011

Our net income for the three months ended March 31, 2012 amounted to $520,093, or net income of $0.15 per share, compared to a net income of $191,076, or $0.06 per share, for the three months ended March 31, 2011. Earnings improved in the first quarter comparing year over year due to an increase in noninterest income specifically gains on the sale of SBA loans coupled with a decrease in noninterest expenses. Additionally, included in net income for the three months ended March 31, 2012 is a non-cash expense of $75,000 related to the provision for loan losses. There was no provision for loan losses during the three months ended March 31, 2011.  The allowance for loan loss reserve was $1,652,347 as of March 31, 2012, or 2.04% of gross loans.

Net interest income for the first quarter of 2012 was $1,147,443 compared to $1,147,566 for the same period last year. Declines in interest income of $150,425 quarter over quarter were offset by a reduction in interest expense of $150,302.  Our yield on earning assets decreased slightly to 4.95% for the first quarter, down 4 basis points from 4.99% for the same quarter last year.  Additionally, the yield on the investment portfolio declined due to the reinvestment of cash flows in the investment portfolio at lower rates compared to the first quarter 2011.

The cost of interest bearing liabilities declined to 1.20% in the first quarter of 2012 from 1.61% in the first quarter of 2011which lead to the overall improvement in the net yield on earning assets. This decrease was attributed to reduced rates being offered on interest bearing deposits in 2011 and the first quarter of 2012 to be in line with the local Atlanta market.  The Bank continues to target owner managed businesses and related operating accounts in order to bring account relationships to the Bank and thereby reducing the overall cost of funds.

Noninterest Income

Total noninterest income increased by $253,004 in the first quarter of 2012 compared to the same period in 2011. The increase is attributable to the increase in gains on sale of SBA loans recognized year to date 2012 of $188,382 versus year to date 2011, as well as a gain on the sale of foreclosed real estate of $40,588 recognized year to date 2012. Security gains declined to $40,185 for the first three months of 2012 versus $63,558 for the same period in 2011. The interest rate corridor reflected a mark to market loss of $7,308 for the three months ended March 31, 2012 compared to a gain of $9,056 for the three months ended March 31, 2011. This change is due to the current rate environment and the terms of the instrument.  Service charges on deposit accounts decreased slightly while other non interest income increased significantly by $67,923 or 624% for the period ended March 31, 2012 due to rental income on other real estate owned of $69,972 compared to no rental income for the same period of 2011.

Noninterest Expenses

Total noninterest expenses decreased by $151,136 during the first quarter of 2012 compared to the same period in 2011. Stock based compensation expense was $12,738 less during the first quarter 2012 compared to the first quarter 2011 due to stock option vesting and forfeitures occurring during 2011. Salaries and employee benefits expense has declined $80,406 comparing YTD 2012 versus YTD 2011 due in part to a reduction in employee salaries effective January 2012.

The primary components in the other operating expense category for the three months ended March 31, 2012 were $90,439 in data processing and IT related services, $56,806 in regulatory assessments, and $92,299 in professional fees. In comparison, the primary components in the other operating expense category for the three months ended March 31, 2011 were $119,919 in data processing and IT related services, $92,772 in regulatory assessments, and $72,857 in professional fees.

The following tables calculate the net yield on earning assets as of March 31, 2012 and 2011, respectively. Net yield on earning assets, defined as net interest income annualized, divided by average interest earning assets, was at 3.98% for the three months ended March 31, 2012, an increase of 35 basis points from 3.63% at March 31, 2011. The improvement in the net yield was driven by the decline in the cost of interest bearing liabilities by 41 basis points.

For the three months ended March 31, 2012 (Dollars in thousands):

	Average	Income/	Yield/
Description	Balance	Expense	Rate
Interest Earning Assets:
Federal funds sold	$557	$0	0.13%
Securities	36,457	217	2.38%
Loans(1)	78,316	1,211	6.19%
Total earning-assets	$115,330	1,428	4.95%

Interest Bearing Liabilities:
Interest bearing demand deposits	$41,138	64	0.62%
Time deposits	40,127	148	1.48%
Borrowings	12,677	69	2.17%
Total interest-bearing deposits	$93,942	281	1.20%

Net interest income		$1,147
Net yield on earning assets			3.98%

(1) Average nonaccrual loans of $380,249 were deducted from average loans.

For the three months ended March 31, 2011 (Dollars in thousands):

	Average	Income/	Yield/
Description	Balance	Expense	Cost
Interest Earning Assets:
Federal funds sold	$707	$—	0.15%
Securities	49,435	391	3.16%
Loans(1)	76,496	1,188	6.21%
Total earning-assets	$126,638	1,579	4.99%

Interest Bearing Liabilities:
Interest bearing demand deposits	$39,496	106	1.07%
Time deposits	54,503	252	1.85%
Borrowings	12,900	73	2.26%
Total interest-bearing deposits	$106,899	431	1.61%

Net interest income		$1,148
Net yield on earning assets			3.63%

(1) Average nonaccrual loans of $8,291,190 were deducted from average loans.

Assets and Liabilities

General

Total assets were $130,009,495 at March 31, 2012 a decrease of $2,591,471 or 1.95% from December 31, 2011. Earning assets likewise declined 2.01% from December 31, 2011 to end the quarter at $118,259,118. Net loans were $79,519,760 at March 31, 2012, an increase of $5,250,824 (7.07%) from December 31, 2011. The two most significant decreases in earning assets were the $3,886,621 (57.75%) decrease in interest-bearing accounts with other banks and the $3,889,918 (10.77%) decrease in investment securities. This decrease was a result of asset/liability management strategies undertaken to fund the purchase of an $8 million loan pool. Deposits declined $6,974,833 or 7.40% from December 31, 2011. The decline included $3,970,792 of matured brokered deposits that were not renewed.  Brokered deposits totaled $4,752,444 (3.66% of total assets) at March 31, 2012.

Investments

At March 31, 2012, the carrying value of our securities and restricted stock amounted to $33,943,727. This included $25,918,801 in mortgage-backed securities, $2,013,371 in government agencies, $4,312,555 in municipals bonds and $1,699,000 in restricted equity securities. The restricted equity securities are comprised of stock in the Federal Reserve Bank of Atlanta, the Federal Home Loan Bank of Atlanta, and the Independent Bankers Bank of Florida. As of December 31, 2011, the carrying value of our securities and restricted stock amounted to $37,613,145.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, we intend to invest a substantial percentage of our earning assets in our loan portfolio. We had no loans over 30 days past due at quarter end. The Bank continues to have one troubled debt restructuring totaling $158,418 which is also included in nonaccrual loans at March 31, 2012.  Additionally, the Bank has had $168,053 in charge-offs and no recoveries during the three months ended March 31, 2012.

The following table summarizes average loan balances for the three months ended March 31, 2012 and 2011 determined using the daily average balance, changes in the allowance for loan losses and the ratio of net charge-offs to period average loans.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2012	2011
Average amount of loans outstanding	$78,696,183	$84,787,046
Balance of allowance for loan losses at beginning of period	1,745,400	3,462,375
Loans recovered	—	—
Loans charged-off	168,053	—
Additions to the allowance during the period	75,000	—
Balance of allowance for loan losses at the end of the period	1,652,347	3,462,375
Ratio of net loans charged off during the period to average loans outstanding	0.21%	0.00%

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense in our consolidated statement of operations. The allowance for loan losses was $1,652,347 as of March 31, 2012, which declined through charge-offs of $168,053 and was increased through provisions of $75,000 from December 31, 2011. Our allowance for loan loss amounted to 2.04% of our loan portfolio at March 31, 2012 and 2.30% of gross loans at December 31, 2011. Our allowance for loan loss as a percentage of the total portfolio has decreased due to a reduction in the level of “unallocated reserves” from $289,317 to $83,811. As a result of our analysis of credit and lending conditions during the first three months of 2012, we have not identified significant deterioration in our loan portfolio. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that management has identified and may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions regarding current portfolio and economic conditions, which we believe to be reasonable, but which may or may not prove to be accurate. We periodically determine the amount of the allowance based on our consideration of several factors, including an ongoing review of the quality, mix and size of our overall loan portfolio, our historical loan loss experience, evaluation of economic conditions and other qualitative factors, specific problem loans and commitments that may affect the borrower’s ability to pay.

Interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received and unpaid balance is determined to be collectible. Loans are returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within a reasonable time frame.

Following is a category detail of our allowance percentage and reserve balance by loan type (gross of unearned loan fees) at March 31, 2012 and December 31, 2011.

	March 31,		December 31,
	2012	March 31,	2011	December 31,
	Calculated	2012	Calculated	2011
Loan Group Description	Reserves	Reserve %	Reserves	Reserve %
Construction and development	$704,602	8.54%	$564,176	6.10%
Rea lestate - mortgage	129,552	1.76%	145,288	1.89%
Commerical real estate	647,548	1.06%	572,763	1.11%
Commericial and industrial	82,375	1.80%	145,418	2.00%
Other	4,459	1.93%	28,438	5.50%
Unallocated	83,811	0.00%	289,317	0.00%
Total Allowance for Loan Loss	$1,652,347	2.04%	$1,745,400	2.30%

There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

Deposits

Our primary source of funds for loans and securities is deposits and Federal Home Loan Bank advances. At March 31, 2012, we had $87,341,798 in deposits, which consisted primarily of $7,650,560 (8.75%) in non-interest bearing demand deposit accounts, $39,935,887 (45.74%) in time deposits, and $39,755,351 (45.51%) of other interest bearing accounts. The deposit mix as of December 31, 2011 was $9,119,354 (9.67%) in non-interest bearing demand deposit accounts, $44,230,102 (46.89%) in time deposits, and $40,967,175 (43.44%) of other interest bearing accounts.

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

Our primary sources of liquidity are deposits, borrowings, scheduled repayments on our loans, and interest on and maturities of our securities. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. Occasionally, we might sell securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. As of March 31, 2012, our primary source of liquidity included our securities portfolio, lines of credit available with correspondent banks totaling $22,300,000, and a line of credit with the Federal Home Loan Bank of Atlanta. We believe our liquidity levels are adequate to meet our operating needs.

Off-Balance Sheet Risk

Through the operations of the Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2012, we had issued commitments to extend credit of $4,675,627 through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources

Total shareholders’ equity increased from $25.2 million at December 31, 2011 to $25.7 million at March 31, 2012, primarily as a result of net income.

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

At the bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies. To be considered “adequately capitalized” under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%. To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. The Bank exceeded its minimum regulatory capital ratios as of March 31, 2012, as well as the ratios to be considered “well capitalized.”

The following table sets forth the Bank’s various capital ratios at March 31, 2012.

Bank
Total risk-based capital	23.8%

Tier 1 risk-based capital	22.5%

Leverage capital	17.5%

We believe that our capital is sufficient to fund the activities of the Bank in its early years of operation and that the rate of asset growth will not negatively impact the capital base. As of March 31, 2012, there were no significant firm commitments outstanding for capital expenditures.

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

Allowance for Loan Losses. We believe that the determination of the allowance for loan losses is the critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the section titled “Loans and Allowance for Loan Losses” in Note 4 to the condensed consolidated financial statements contained in this report on Form 10-Q for a more detailed description of the methodology related to the allowance for loan losses.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of March 31, 2012 from that presented under the headings “Results of Operations—Interest Sensitivity” and “Balance Sheet Review” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2012.

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Touchmark Bancshares, Inc.

Date: May 14, 2012	By:	/s/ Pin Pin Chau
Pin Pin Chau
President and Chief Executive Officer
(principal executive officer)

Date: May 14, 2012	By:	s/ Jorge L. Forment
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