Form 10-Q
period 2012-06-30
Touchmark Bancshares, Inc.
filed 2012-08-14
CIK 1403008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

(770) 407-6700

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 3,465,391 shares of common stock, par value $.01 per share, outstanding as of August 14, 2012.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2012 AND DECEMBER 31, 2011

	(Unaudited)
	June 30,	December 31,
	2012	2011
ASSETS

Cash and due from banks	$5,310,259	$2,509,157
Federal funds sold	—	325,000
Interest-bearing accounts with other banks	7,029,785	6,729,905
Investment securities	27,643,388	36,134,645
Restricted stock	1,710,100	1,478,500
Loans held for sale	248,658	248,658
Loans, less allowance for loan losses of $1,830,086 and $1,745,400, respectively	78,608,189	74,268,936
Accrued interest receivable	388,708	434,178
Premises and equipment	2,409,026	2,486,685
Foreclosed real estate	4,922,300	5,375,473
Land held for sale	2,409,023	2,409,023
Other assets	218,084	200,806
Total assets	$130,897,520	$132,600,966

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits:
Non-interest bearing demand	$7,106,627	$9,119,354
Interest-bearing	82,281,566	85,197,277
Total deposits	89,388,193	94,316,631
Accrued interest payable	29,979	36,011
Federal Home Loan Bank advances	15,250,000	12,500,000
Other liabilities	465,953	523,263
Total liabilities	105,134,125	107,375,905

Shareholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 3,465,391 issued and outstanding	34,654	34,654
Paid in capital	36,215,170	36,189,165
Accumulated deficit	(10,813,456)	(11,428,518)
Accumulated other comprehensive income	327,027	429,760
Total shareholders’ equity	25,763,395	25,225,061

Total liabilities and shareholders’ equity	$130,897,520	$132,600,966

See accompanying notes to the condensed consolidated financial statements

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Interest income:
Loans, including fees	$1,244,334	$1,200,574	$2,455,780	$2,388,372
Investment income	181,018	369,850	397,519	760,347
Federal funds sold	341	349	521	606
Total interest income	1,425,693	1,570,773	2,853,820	3,149,325

Interest expense:
Deposits	191,092	305,580	403,137	663,089
Federal Home Loan Bank advances	80,542	69,704	148,660	139,566
Other borrowings	—	869	521	4,484
Total interest expense	271,634	376,153	552,318	807,139

Net interest income	1,154,059	1,194,620	2,301,502	2,342,186
Provision for loan losses	300,000	209,563	375,000	209,563
Net interest income after provision for loan losses	854,059	985,057	1,926,502	2,132,623

Noninterest income:
Service charges on deposit accounts and other fees	9,909	12,832	19,679	26,754
Gain (loss) on sale of securities available for sale	157,348	(3,485)	197,533	60,073
Gain on sale of foreclosed real estate	14,400	—	54,988	—
Gain on sale of SBA loans	245,104	191,575	721,700	479,789
Loss on fair value mark of derivative instrument	(1,451)	(51,510)	(8,759)	(42,454)
Other noninterest income	91,807	11,954	170,621	22,845
Total noninterest income	517,117	161,366	1,155,762	547,007

Noninterest expense:
Salaries and employee benefits	624,377	708,730	1,246,878	1,411,637
Occupancy and equipment	157,047	152,037	309,304	304,538
Other operating expense	494,783	536,626	911,020	1,023,349
Total noninterest expense	1,276,207	1,397,393	2,467,202	2,739,524

Net income (loss)	$94,969	$(250,970)	$615,062	$(59,894)

Basic earnings (loss) per share	$0.03	$(0.07)	$0.18	$(0.02)
Diluted earnings (loss) per share	$0.03	$(0.07)	$0.18	$(0.02)
Dividends per share	$—	$—	$—	$—

See accompanying notes to the condensed consolidated financial statements

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Net income (loss)	$94,969	$(250,970)	$615,062	$(59,894)
Other comprehensive income (loss):
Unrealized holding gains arising during the period	141,560	1,073,612	44,200	1,041,424
Reclassification adjustment for (gain) loss realized in net income (loss)	(157,348)	3,485	(197,533)	(60,073)
Tax effect	5,210	(355,441)	50,600	(323,845)
Other comprehensive income (loss):	(10,578)	721,656	(102,733)	657,506
Comprehensive income	$84,391	$470,686	$512,329	$597,612

See accompanying notes to the condensed consolidated financial statements

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2012	2011
Cash flow from operating activities:
Net income (loss)	$615,062	$(59,894)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	131,541	142,199
Net amortization	277,013	125,892
Provision for loan losses	375,000	209,563
Gain on sale of securities available for sale	(197,533)	(60,073)
Gain on sale of SBA loans	(721,700)	(479,789)
Gain on sale of foreclosed real estate	(54,988)	—
Stock compensation expense	26,005	50,280
Decrease in interest receivable	45,470	102,681
Decrease in interest payable	(6,032)	(40,980)
Decrease (increase) in other assets	(17,278)	154,514
Increase (decrease) in other liabilities	(6,710)	278,147

Net cash provided by operating activities	465,850	422,540

Cash flow from investing activities:
Decrease (increase) in federal funds sold, net	325,000	(125,000)
Increase in interest bearing accounts	(299,880)	(1,531,937)
Purchase of securities available for sale	(7,054,977)	(9,728,675)
Proceeds from paydowns, calls and maturities of securities available for sale	6,813,307	4,640,936
Proceeds from sales of securities available for sale	8,500,114	11,274,281
Purchase of restricted stock	(231,600)	(750)
Proceeds from sale of foreclosed real estate	1,566,004	17,713
Loan originations and collections, net	(5,050,396)	8,305,488
Purchase of premises and equipment	(53,882)	(16,263)

Net cash provided by investing activities	4,513,690	12,835,793

See accompanying notes to the condensed consolidated financial statements

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2012	2011
Cash flow from financing activities:
Net decrease in deposits	(4,928,438)	(11,667,293)
Repayment of secured borrowings	—	(2,027,311)
Proceeds from Federal Home Loan Bank advances	2,750,000	1,100,000

Net cash used by financing activities	(2,178,438)	(12,594,604)

Net change in cash	2,801,102	663,729

Cash at the beginning of the period	2,509,157	1,220,785

Cash at the end of the period	$5,310,259	$1,884,514

Supplemental disclosures of cash flow information - Interest paid	$558,350	$848,119

Non cash activities:
Transfer of loan principal to foreclosed real estate	$1,057,843	$3,185,000

See accompanying notes to the condensed consolidated financial statements

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

The results of operations for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

2.                   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Reporting Entity and Nature of Operations

Touchmark Bancshares, Inc. (the “Company”, “we”, “us” or “our”), a Georgia corporation, was established on April 3, 2007 for the purpose of organizing and managing Touchmark National Bank, (the “Bank”).  The Company is a one-bank holding company with respect to its subsidiary, Touchmark National Bank, which is organized as a national bank. The Bank, which is headquartered in Fulton County, Georgia, began operations on January 28, 2008 with the purpose of providing community banking services to Gwinnett County, Dekalb, north Fulton and south Forsyth counties and surrounding areas in the State of Georgia.

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

Allowance for Loan Losses: Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company’s allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Due to our limited operating history, the loans in our loan portfolio and our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher or lower than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. The allowance for loan losses is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.

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

See accompanying notes to the condensed consolidated financial statements

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

Real estate - mortgage — The Company generally does not originate loans with a loan-to-value ratio greater than 85 percent and does not make subprime loans. Loans in this segment are dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates, will have an effect on the credit quality in the segment.

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

Other loans — Loans in this segment are made to individuals and are generally secured by personal property and/or personal guaranties.  Repayment is expected from the cash flows of the individual which is affected by the overall economy with specific regards to the unemployment rate.

Stock Based Compensation: The Company has adopted the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) 718, Stock Compensation. Upon issuance of the Director and Organizer warrants, compensation cost was recognized in the consolidated financial statements of the Company for all share-based payments granted, based on the grant date fair value as estimated in accordance with the provisions of FASB ASC 718, which requires recognition of expense equal to the fair value of the warrant over the vesting period of the warrant. There were no options or warrants granted during the first six months of 2012.

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility for the period has been determined based on expected volatility of similar entities. The expected term of warrants granted is based on the short-cut method and represents the period of time that the warrants are expected to be outstanding. Expected dividends are based on dividend trends and the market price of the Company’s stock at grant date. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company recorded no compensation expense related to the warrants for the six months ended June 30, 2012 and 2011, respectively.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

2.                   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

At June 30, 2012, there was no unrecognized compensation cost related to warrants. The weighted average remaining contractual life of the warrants outstanding as of June 30, 2012 was approximately 5.51 years. The Company had 469,167 warrants exercisable as of June 30, 2012.

Through June 30, 2012, the Company has issued 219,822 options to purchase common stock to employees of the Company or the Bank and the Company has issued 10,000 options to purchase common stock to a new director.  There were no options issued during the first six months of 2012. During the first six months of 2011, 11,500 options were issued. Upon issuance of options, compensation cost is recognized in the consolidated financial statements of the Company for all options granted, based on the grant date fair value as estimated in accordance with the provisions of FASB ASC 718, which requires recognition of expense equal to the fair value of the options over the vesting period of the options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions listed in the table below. Expected volatility for the period has been determined based on expected volatility of similar entities. The expected term of options granted is based on the short-cut method and represents the period of time that the options are expected to be outstanding. Expected dividends are based on dividend trends and the market price of the Company’s stock at grant date. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Six Months Ended
June 30, 2011
Risk-free interest rate	2.53%
Expected life (years)	6.50
Expected volatility	56.10%
Expected dividends	0.00%
Expected forfeiture rate	28.99%
Weighted average fair value of options granted	$2.85

The Company recorded stock-based compensation expense related to the options of $26,005 and $50,280 during the six months ended June 30, 2012 and 2011, respectively.

At June 30, 2012, there was $26,006 of unrecognized compensation cost related to options outstanding, which is expected to be recognized over a weighted-average period of 0.72 years. The weighted average remaining contractual life of the options outstanding as of June 30, 2012 was approximately 7.46 years. The Company had 95,283 options exercisable as of June 30, 2012.

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

3.                    INVESTMENT SECURITIES:

The amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities at June 30, 2012 and December 31, 2011, are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
June 30, 2012:	Cost	Gains	Losses	Value
State and municipal securities	$4,194,881	$149,369	$—	$4,344,250
Mortgage-backed Government- sponsored enterprise (GSE)* residential	22,960,407	371,395	(32,664)	23,299,138

	$27,155,288	$520,764	$(32,664)	$27,643,388

	Amortized	Unrealized	Unrealized	Fair
December 31, 2011:	Cost	Gains	Losses	Value
U.S. Government-sponsored enterprises (GSEs)*	$2,000,000	$12,163	$—	$2,012,163
State and municipal securities	4,140,071	233,654	—	4,373,725
Mortgage-backed GSE residential	29,353,141	420,639	(25,023)	29,748,757

	$35,493,212	$666,456	$(25,023)	$36,134,645

*                 Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal Home Loan Banks

The amortized cost and estimated fair value of investment securities at June 30, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

3.                    INVESTMENT SECURITIES:

	Amortized	Fair
	Cost	Value

Due in one year or less	$7,604,228	$7,693,471
Due after one year but less than five years	12,501,618	12,684,036
Due after five years but less than ten years	4,569,412	4,659,638
Due after ten years	2,480,030	2,606,243
	$27,155,288	$27,643,388

For the purpose of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral.  The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

During the period ended June 30, 2012, the Company had gross gains on sales of securities of $200,589 and gross losses on sales of securities of $3,056.  The Company had gross gains on sales of securities of $89,323 and gross losses on sales of securities of $29,250 during the period ended June 30, 2011.

Information pertaining to securities with gross unrealized losses at June 30, 2012 and December 31, 2011 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than		More than
	Twelve Months		Twelve Months		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
June 30, 2012:	Losses	Value	Losses	Value	Losses	Value
Mortgage-backed GSE residential	$(32,664)	$6,830,416	$—	$—	$(32,664)	$6,830,416

	$(32,664)	$6,830,416	$—	$—	$(32,664)	$6,830,416

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Less than		More than
	Twelve Months		Twelve Months		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2011:	Losses	Value	Losses	Value	Losses	Value
Mortgage-backed GSE residential	$(25,023)	$6,383,330	$—	$—	$(25,023)	$6,383,330

	$(25,023)	$6,383,330	$—	$—	$(25,023)	$6,383,330

3.                    INVESTMENT SECURITIES:

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At June 30, 2012, eight debt securities have unrealized losses with aggregate depreciation of 0.48% from the Company’s amortized cost basis. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Although some of the issuers have shown declines in earnings and/or a weakened financial condition as a result of the weakened economy, no credit issues have been identified that cause management to believe the declines in market value are other than temporary. As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

Mortgage-backed securities GSE residential. The unrealized losses on the Company’s investment in eight mortgage-backed securities GSE residential were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2012.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

4.                    LOANS AND ALLOWANCE FOR LOAN LOSSES:

The composition of loans as of June 30, 2012 and December 31, 2011 is summarized as follows:

	June 30, 2012	December 31, 2011
Construction and development	$8,009,368	$9,255,356
Real estate - mortgage	7,389,638	7,676,754
Commercial real estate	59,859,995	51,405,126
Commercial and industrial	4,972,875	7,282,319
Other	304,720	516,849

	80,536,596	76,136,404

Unearned loan origination income	(98,321)	(122,068)
Allowance for loan losses	(1,830,086)	(1,745,400)

Loans, net	$78,608,189	$74,268,936

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

4.                    LOANS AND ALLOWANCE FOR LOAN LOSSES:

Construction and Development

Loans in this segment include real estate development loans for which the source of repayment is the sale of the property as well as construction projects in which the property will ultimately be used by the borrower. Total construction and development loans as of June 30, 2012 were 9.9% of the total loan portfolio.

Real Estate - Mortgage

These are loans secured by real estate mortgages.  Total real estate mortgage loans as of June 30, 2012 were 9.2% of the total loan portfolio.

Commercial Real Estate

The commercial real estate portfolio represents the largest category of the Company’s loan portfolio.  These loans are primarily income-producing properties and are dependent upon the borrower’s cash flow.  Total commercial real estate loans as of June 30, 2012 were 74.3% of the total loan portfolio.

Commercial and Industrial

Loans in this segment are made to businesses and are generally secured by business assets.  Total commercial and industrial loans as of June 30, 2012 were 6.2% of the total loan portfolio.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Other

Loans in this segment are made to individuals and are secured by personal assets or unsecured.  Total other loans as of June 30, 2012 were 0.4% of the total loan portfolio.

Changes in the allowance for loan losses for the periods ended June 30, 2012 and 2011 are as follows:

	June 30,	June 30,
	2012	2011
Balance, beginning of period	$1,745,400	$3,462,375
Provision for loan losses	375,000	209,563
Loans charged off	(290,314)	(206,162)
Recoveries	—	—

Balance, end of period	$1,830,086	$3,465,776

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

4.      LOANS AND ALLOWANCE FOR LOAN LOSSES:

The allowance for loan losses as of June 30, 2012, by portfolio segment, is as follows:

	Construction		Commercial	Commercial
	and	Real Estate -	Real	and
	Development	Mortgage	Estate	Industrial	Other	Unallocated	Total
Allowance for loan losses:
For the three months ended June 30, 2012
Beginning balance	$704,602	$129,552	$647,548	$82,375	$4,459	$83,811	$1,652,347
Charge-offs	—	(122,261)	—	—	—	—	(122,261)
Recoveries	—	—	—	—	—	—	—
Provision	(254,632)	128,668	475,074	27,266	(178)	(76,198)	300,000
Ending balance	$449,970	$135,959	$1,122,622	$109,641	$4,281	$7,613	$1,830,086

For the six months ended June 30, 2012
Beginning balance	$564,176	$145,288	$572,763	$145,418	$28,438	$289,317	$1,745,400
Charge-offs	—	(122,261)	—	—	(168,053)	—	(290,314)
Recoveries	—	—	—	—	—	—	—
Provision	(114,206)	112,932	549,859	(35,777)	143,896	(281,704)	375,000
Ending balance	$449,970	$135,959	$1,122,622	$109,641	$4,281	$7,613	$1,830,086

Ending balance: individually evaluated for impairment	$—	$—	$227,710	$—	$—	$—	$227,710

Ending balance: collectively evaluated for impairment	$449,970	$135,959	$894,912	$109,641	$4,281	$7,613	$1,602,376

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans:
Ending Balance	$8,009,368	$7,389,638	$59,859,995	$4,972,875	$304,720	$—	$80,536,596

Ending balance: individually evaluated for impairment	$—	$—	$986,127	$—	$—	$—	$986,127

Ending balance: collectively evaluated for impairment	$8,009,368	$7,389,638	$58,873,868	$4,972,875	$304,720	$—	$79,550,469

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

4.       LOANS AND ALLOWANCE FOR LOAN LOSSES:

The allowance for loan losses as of December 31, 2011, by portfolio segment, is as follows:

	Construction		Commercial	Commercial
	and	Real Estate -	Real	and
	Development	Mortgage	Estate	Industrial	Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,259,996	$68,905	$1,933,810	$156,457	$43,207	$—	$3,462,375
Charge-offs	(93,190)	—	(1,833,348)	—	—	—	(1,926,538)
Recoveries	—	—	—	—	—	—	—
Provision	(602,630)	76,383	472,301	(11,039)	(14,769)	289,317	209,563
Ending balance	$564,176	$145,288	$572,763	$145,418	$28,438	$289,317	$1,745,400

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$564,176	$145,288	$572,763	$145,418	$28,438	$289,317	$1,745,400

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans:
Ending Balance	$9,255,356	$7,676,754	$51,405,126	$7,282,319	$516,849	$—	$76,136,404

Ending balance: individually evaluated for impairment	$—	$—	$1,251,803	$—	$—	$—	$1,251,803

Ending balance: collectively evaluated for impairment	$9,255,356	$7,676,754	$50,153,323	$7,282,319	$516,849	$—	$74,884,601

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

4.       LOANS AND ALLOWANCE FOR LOAN LOSSES:

The allowance for loan losses as of June 30, 2011, by portfolio segment, is as follows:

	Construction		Commercial	Commercial
	and	Real Estate -	Real	and
	Development	Mortgage	Estate	Industrial	Other	Total
Allowance for loan losses:
For the three months ended June 30, 2011
Beginning balance	$1,178,351	$27,494	$1,469,584	$740,424	$46,522	$3,462,375
Charge-offs	(93,300)	—	(112,862)	—	—	(206,162)
Recoveries	—	—	—	—	—	—
Provision	(24,439)	(20,969)	272,734	(16,428)	(1,335)	209,563
Reallocation	(99,130)	48,253	44,565	47,183	(40,871)	—
Ending balance	$961,482	$54,778	$1,674,021	$771,179	$4,316	$3,465,776

For the six months ended June 30, 2011
Beginning balance	$1,259,996	$68,905	$1,933,810	$156,457	$43,207	$3,462,375
Charge-offs	(93,300)	—	(112,862)	—	—	(206,162)
Recoveries	—	—	—	—	—	—
Provision	(24,439)	(20,969)	272,734	(16,428)	(1,335)	209,563
Reallocation	(180,775)	6,842	(419,661)	631,150	(37,556)	—
Ending balance	$961,482	$54,778	$1,674,021	$771,179	$4,316	$3,465,776

Ending balance: individually evaluated for impairment	$—	$—	$1,346,653	$—	$—	$1,346,653

Ending balance: collectively evaluated for impairment	$961,482	$54,778	$327,368	$771,179	$4,316	$2,119,123

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Loans:
Ending Balance	$9,005,401	$8,299,559	$51,351,381	$6,502,254	$528,382	$75,686,977

Ending balance: individually evaluated for impairment	$—	$—	$4,552,903	$—	$—	$4,552,903

Ending balance: collectively evaluated for impairment	$9,005,401	$8,299,559	$46,798,478	$6,502,254	$528,382	$71,134,074

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$518,995	$—	$—	$518,995

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

4.       LOANS AND ALLOWANCE FOR LOAN LOSSES:

Historically, the Company used a combination of peer loss history and its own loss history for its various loan types in arriving at its allowance for loan and lease loss (ALLL). Management revisited the Company’s methodology after the second quarter of 2011 for the purposes of determining the most effective means for arriving at an appropriate allowance for loan loss balance commensurate with the Company’s size and level of complexity.

Management concluded that a loss migration analysis based on the Company’s internal loan risk rating system provides a more precise and accurate estimate of potential losses within the loan portfolio. The basis for determining the appropriateness of the allowance for loan losses under the revised methodology focuses on the Company’s internal risk rated loss experience over a rolling eight quarter period as opposed to reliance on peer group data.

Impaired loans as of June 30, 2012 and December 31, 2011, by portfolio segment, are as follows:

	Unpaid	Recorded	Recorded
	Total	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
As of June 30, 2012	Balance	Allowance	Allowance	Investment	Allowance

Construction and development	$—	$—	$—	$—	$—
Real estate - mortgage	—	—	—	—	—
Commercial real estate	1,244,922	158,417	827,710	986,127	227,710
Commercial and industrial	—	—	—	—	—
Other	—	—	—	—	—
Total	$1,244,922	$158,417	$827,710	$986,127	$227,710

As of December 31, 2011

Construction and development	$—	$—	$—	$—	$—
Real estate - mortgage	—	—	—	—	—
Commercial real estate	3,925,636	1,251,803	—	1,251,803	—
Commercial and industrial	—	—	—	—	—
Other	—	—	—	—	—
Total	$3,925,636	$1,251,803	$—	$1,251,803	$—

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

4.       LOANS AND ALLOWANCE FOR LOAN LOSSES:

	Three Months Ended		Six Months Ended		Year Ended
	June 30, 2012		June 30, 2012		December 31, 2011
	Average		Average		Average
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized

Construction and development	$—	$—	$—	$—	$—	$—
Real estate - mortgage	—	—	—	—	—	—
Commercial real estate	572,273	—	798,783	—	1,495,372	—
Commercial and industrial	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total	$572,273	$—	$798,783	$—	$1,495,372	$—

	Three Months Ended		Six Months Ended
	June 30, 2011		June 30, 2011
	Average		Average
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

Construction and development	$1,021,650	$—	$1,021,650	$—
Real estate - mortgage	—	—	—	—
Commercial real estate	5,236,834	—	5,342,959	—
Commercial and industrial	—	—	—	—
Other	—	—	—	—

Total	$6,258,484	$—	$6,364,609	$—

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

4.       LOANS AND ALLOWANCE FOR LOAN LOSSES:

A primary credit quality indicator for financial institutions is delinquent balances.  Following are the delinquent amounts, by portfolio segment, as of June 30, 2012 and December 31, 2011:

			Accruing
			Greater			Total
			Than 90	Total Accruing		Financing
June 30, 2012	Current	30 - 89 Days	Days	Past Due	Non-accrual	Receivables

Construction and development	$8,009,368	$—	$—	$—	$—	$8,009,368
Real estate - mortgage	7,389,638	—	—	—	—	7,389,638
Commercial real estate	58,873,868	—	—	—	986,127	59,859,995
Commercial and industrial	4,955,590	17,285	—	17,285	—	4,972,875
Other	304,720	—	—	—	—	304,720

December 31, 2011

Construction and development	$9,255,356	$—	$—	$—	$—	$9,255,356
Real estate - mortgage	7,676,754	—	—	—	—	7,676,754
Commercial real estate	50,153,323	—	—	—	1,251,803	51,405,126
Commercial and industrial	7,282,319	—	—	—	—	7,282,319
Other	516,849	—	—	—	—	516,849

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

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

4.       LOANS AND ALLOWANCE FOR LOAN LOSSES:

The following presents the Company’s loans by risk rating as of June 30, 2012 and December 31, 2011:

	Construction
	and	Real Estate -	Commercial	Commercial
June 30, 2012	Development	Mortgage	Real Estate	and Industrial	Other	Total
Rating:
1-4 (Pass)	$1,021,539	$7,389,638	$58,873,867	$4,955,590	$289,801	$72,530,435
5 (Internal Watch List)	4,047,829	—	—	17,285	14,919	4,080,033
6 (Special Mention)	2,940,000	—	—	—	—	2,940,000
7 (Substandard)	—	—	986,128	—	—	986,128
8 (Doubtful)	—	—	—	—	—	—
9 (Loss)	—	—	—	—	—	—
Total	$8,009,368	$7,389,638	$59,859,995	$4,972,875	$304,720	$80,536,596

	Construction
	and	Real Estate -	Commercial	Commercial
December 31, 2011	Development	Mortgage	Real Estate	and Industrial	Other	Total
Rating:
1-4 (Pass)	$5,437,275	$7,676,754	$49,305,957	$7,243,622	$335,130	$69,998,738
5 (Internal Watch List)	3,818,081	—	—	38,697	181,719	4,038,497
6 (Special Mention)	—	—	847,366	—	—	847,366
7 (Substandard)	—	—	1,251,803	—	—	1,251,803
8 (Doubtful)	—	—	—	—	—	—
9 (Loss)	—	—	—	—	—	—
Total	$9,255,356	$7,676,754	$51,405,126	$7,282,319	$516,849	$76,136,404

In this current real estate environment it has become more common to restructure or modify the terms of certain loans under certain conditions (i.e. troubled debt restructures or “TDRs”). In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable real estate market.  When we have modified the terms of a loan, we usually either reduce or defer payments for a period of time.  We have not forgiven any material principal amounts on any loan modifications to date.  We have approximately $158,418 of TDRs, and $158,418 have been placed on nonaccrual status. There were no troubled debt restructurings which occurred during the six months ended June 30, 2012.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

4.       LOANS AND ALLOWANCE FOR LOAN LOSSES:

Our TDRs which are performing in accordance with the restructured terms are presented below.

June 30,
Toubled debt restructured loans (“TDRs”)	2012

Performing TDRs	$—
Non-performing TDRs	158,418

Total TDRs	$158,418

TDRs as of June 30, 2012 quantified by loan type classified separately as accruing and non-accrual are presented in the table below.

TDRs	Accruing	Non-Accrual	Total

Construction and development	$—	$—	$—
Real estate - mortgage	—	—	—
Commercial real estate	—	158,418	158,418
Commercial and industrial	—	—	—
Other	—	—	—

Total TDRs	$—	$158,418	$158,418

Our policy is to return non-accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured.  Our policy also considers payment history of the borrower, but is not dependent upon a specific number of payments. The Company recorded no specific reserve as of June 30, 2012 and recognized no partial charge offs on the TDR loan described above during the period ended June 30, 2012.

Loans are modified to minimize loan losses when we believe the modification will improve the borrower’s financial condition and ability to repay the loan. We typically do not forgive principal. We generally either defer, or decrease monthly payments for a temporary period of time. A summary of the types of concessions made are presented in the table below.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

June 30,
Type of Concession	2012

Deferred payments for 90 days	$158,418

Total TDRs	$158,418

4.       LOANS AND ALLOWANCE FOR LOAN LOSSES:

There have been no loans modified as TDRs within the past twelve months for which there was a payment default within the six month period ended June 30, 2012.

During the six months ended June 30, 2012, the Company purchased loans with outstanding principal balances at the time of purchase of $8,085,324. The Company paid a premium of $343,626 at the time of the purchase which will be amortized over the contractual lives of the individual loans.  The unamortized premium as of June 30, 2012 was $318,067.

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

Notes to Condensed Consolidated Financial Statements

(unaudited)

5.       FAIR VALUE:

Financial Instruments Measured at Fair Value (continued)

The tables below present the Company’s assets measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
Assets as of	Identical Assets	Inputs	Inputs
June 30, 2012:	(Level 1)	(Level 2)	(Level 3)	Total

Investment securities available-for-sale	$—	$27,643,388	$—	$27,643,388
Derivative instruments	—	—	681	681
Loans held for sale	—	—	248,658	248,658
	$—	$27,643,388	$249,339	$27,892,727

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
Assets as of	Identical Assets	Inputs	Inputs
December 31, 2011:	(Level 1)	(Level 2)	(Level 3)	Total

Investment securities available-for-sale	$—	$36,134,645	$—	$36,134,645
Derivative instruments	—	—	9,440	9,440
Loans held for sale	—	—	248,658	248,658
	$—	$36,134,645	$258,098	$36,392,743

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

The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances. For the period ended June 30, 2012 and year ended December 31, 2011, there were no transfers between Level 1 and Level 2.

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

5.       FAIR VALUE:

Financial Instruments Measured at Fair Value (continued)

The derivative instrument held by the Company is reported at fair value utilizing Level 3 inputs. The valuation of this instrument is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual term of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below (or rise above) the strike rate of the floors (or caps). The variable interest rates used in the calculation of projected receipts on the floor (cap) are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, the Company incorporates unobservable credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Loans held-for-sale are measured at the lower of cost or fair value. On loans held for sale, collateral includes commercial real estate. The fair value of loans held for sale is evaluated on an on-going basis by monitoring what secondary markets are offering for loans and portfolios with similar characteristics. The unobservable inputs considered in the valuation of loans held for sale are the marketability of the loans held and probability of default.

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs.

	Loans Held	Derivative
	For Sale	Instruments
Balance, December 31, 2011	$248,658	$9,440
Mark to market loss included in noninterest income	—	(8,759)
Balance, June 30, 2012	$248,658	$681

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

5.       FAIR VALUE:

Financial Instruments Measured at Fair Value (continued)

The following table presents the assets that are measured at fair value on a non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial position at June 30, 2012 and December 31, 2011.

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	Gains
	(Level 1)	(Level 2)	(Level 3)	(Losses)

Assets as of June 30, 2012
Impaired loans	$—	$—	$600,000	$(227,710)
Foreclosed assets	$—	$—	$—	$—

Assets as of December 31, 2011

Impaired loans	$—	$—	$1,251,803	$(503,833)
Foreclosed assets	$—	$—	$1,995,000	$—

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified as Level 3 in the fair value hierarchy. Collateral may include real estate, or business assets including equipment, inventory and accounts receivable. The value of real estate collateral is determined based on an appraisal by qualified licensed appraisers hired by the Company. The value of business equipment is based on an appraisal by qualified licensed appraisers hired by the Company, if significant, or the equipment’s net book value on the business’s financial statements. Inventory and accounts receivable collateral are valued based on independent field examiner review or aging reports. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and the client’s business. Such considerations and adjustments constitute the unobservable inputs for valuation. These unobservable inputs based on changes in market conditions and knowledge of collateral can vary widely. Impaired loans are evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

Foreclosed real estate is adjusted to fair value upon transfer of the loans to foreclosed real estate. Subsequently, foreclosed real estate is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the collateral value. When the fair value of the collateral is based on an observable market price or a current appraised value, the foreclosed asset is recorded as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed real estate as nonrecurring Level 3. The valuation of foreclosed real estate is currently based on the unobservable input of management’s evaluation of market conditions and the resulting impact on real estate values. This input can

TOUCHMARK BANCSHARES, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

range widely depending on the underlying evaluation of market conditions.

5.       FAIR VALUE:

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

Notes to Condensed Consolidated Financial Statements

(unaudited)

5.       FAIR VALUE:

Fair Value of Financial Instruments (continued)

The Company’s carrying amounts and estimated fair values of financial instruments as of June 30, 2012 and December 31, 2011 (in thousands) were as follows:

	June 30, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and due from banks	$5,310	$5,310	$2,509	$2,509
Federal funds sold	—	—	325	325
Interest-bearing accounts with other banks	7,030	7,030	6,730	6,730
Securities	27,643	27,643	36,135	36,135
Restricted stock	1,710	1,710	1,479	1,479
Loans held for sale	249	249	249	249
Loans receivable	78,608	78,837	74,269	75,602
Accrued interest receivable	389	389	434	434
Derivative instruments	1	1	9	9

Liabilities
Deposits	89,388	89,627	94,317	94,571
Accrued interest payable	30	30	36	36
FHLB advances	15,250	15,689	12,500	12,982

6.       EARNINGS (LOSS) PER SHARE:

Weighted average common shares outstanding at June 30, 2012 and June 30, 2011 were 3,465,391. Weighted average common shares outstanding are used to calculate both basic and diluted earnings per share for the periods ended June 30, 2012 and June 30, 2011 due to the antidilutive effect of potential common shares.  The primary factor contributing to the antidilutive nature of potential common shares was that the weighted average exercise price exceeded the average market price for the year.

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

This series of transactions consists of a purchased interest rate cap establishing a floor at 0.75% based on the 1 month LIBOR rate.  Additionally, the Company sold an interest rate cap at 2.50% based on the 1 month LIBOR rate. Both transactions are forward start transactions with an effective date of July 1, 2010 and a termination date of July 1, 2013.  The notional amount for each is $10,000,000.  The interest rate corridor transaction is considered a standalone derivative instrument, and as such will be recorded in the financial statements at fair value, with changes in fair value included in net income (loss).  Additionally, this transaction has a net settlement feature, and the effects of the net settlement will be included in interest income or expense as appropriate.  The fair value as of June 30, 2012 and December 31, 2011 was $681 and $9,440, respectively, and is included in other assets.

8.       ACCOUNTING STANDARDS UPDATES:

No accounting pronouncements have been issued by the Financial Accounting Standards Board since ASU 2011-12 which was discussed in Note 1 to the December 31, 2011 Consolidated Financial Statements, which would have a material impact on the Company’s condensed consolidated financial statements.

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

Company Overview

The following describes our results of operations for the three and six months ended June 30, 2012 and 2011, and also analyzes our financial condition as of June 30, 2012 and December 31, 2011. Like most community banks, we expect to derive most of our income from interest that we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on the majority of which we pay interest. Consequently, one of the key measures of our success is our level of net interest income, which is the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. The Company has experienced weak loan demand due to the current economic climate. This weakened economy has forced us to curtail our growth and deleverage our balance sheet by 1.28% in an effort to preserve our interest spread, which is the difference between the yield we earn on interest-earning assets and the rate we pay on interest-bearing liabilities.

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

Recent Developments

On April 5, 2012, the Jumpstart Our Business Startups (JOBS) Act was signed into law.  One provision of the JOBS Act permits SEC registered bank holding companies with less than 1,200 shareholders of record to deregister from their reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).   We performed an evaluation of our number of shareholders and costs of continuing as a registrant in conjunction with our plans and strategies for future growth and capital requirements and concluded that it is in the best interest of our shareholders to deregister.  On July 18, 2012 we filed a Form 15 with the SEC to provide notice of the termination of our registration.  As such, this Form 10-Q will be our final periodic filing with the SEC under the Exchange Act.

Industry Overview

Despite limited signs of economic improvement, the first six months of 2012 reflect continued economic instability which has negatively impacted liquidity and credit quality. Concerns regarding increased credit losses from the weak economy have negatively affected capital and earnings of most financial institutions. Financial institutions have experienced significant declines in the value of collateral for real estate loans and serious deterioration in the credit quality of their loan portfolios. These factors have resulted in record levels of non-performing assets, charge-offs and foreclosures. The State of Georgia and the Atlanta metropolitan area in particular have gained the unfortunate distinction of experiencing among the highest incidences of bank closures nationwide since the onset of the 2007 financial crisis.

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

Results of Operations for the Three Months Ended June 30, 2012 and 2011

Our net income for the three months ended June 30, 2012 amounted to $94,969, or $0.03 per share, compared to a net loss of $250,970, or $0.07 per share, for the three months ended June 30, 2011. Included in net income for the three months ended June 30, 2012 is a non-cash expense of $300,000 related to the provision for loan losses compared to a non-cash expense of $209,563 related to the provision for loan losses during the three months ended June 30, 2011.  The allowance for loan loss reserve was $1,830,086 as of June 30, 2012, or 2.27% of gross loans.

Noninterest Income

Total noninterest income increased by $355,751 or 220.46% in the three months ended June 30, 2012 compared to the same period in 2011. The increase is attributable to the increase of $160,833 in gains on sale of securities available for sale recognized during the three months ended June 30, 2012 compared to the same period in 2011, an increase of $53,529 in gains on sale of SBA loans recognized during the three months ended June 30, 2012 compared to the same period in 2011, as well as a gain on the sale of foreclosed real estate of $14,400 recognized during the three months ended June 30, 2012. The interest rate corridor reflected a mark to market loss of $1,451 for the three months ended June 30, 2012 compared to a loss of $51,510 for the three months ended June 30, 2011. This change is due to the current rate environment and the terms of the instrument.  Service charges on deposit accounts decreased slightly while other noninterest income increased significantly by $79,853 or 668% for the period ended June 30, 2012 due to rental income on other real estate owned of $85,190 compared to no rental income for the same period of 2011.

Noninterest Expenses

Total noninterest expenses decreased by $121,186 or 8.67% during the three months ended June 30, 2012 compared to the same period in 2011. Stock based compensation expense was $11,537 less during the three months ended June 30, 2012 compared to the same period in 2011 due to stock option vesting and forfeitures occurring during 2011 and the first half of 2012. Salaries and employee benefits expense has declined $84,353 comparing the three months ended June 30, 2012 to the same period in 2011, due in part to a reduction in employee salaries effective January 2012.

The primary components in the other operating expense category for the three months ended June 30, 2012 were $96,504 in data processing and IT related services, $50,976 in regulatory assessments, and $42,958 in professional fees. In comparison, the primary components in the other operating expense category for the three months ended June 30, 2011 were $98,926 in data processing and IT related services, $88,820 in regulatory assessments, and $66,522 in professional fees.

The following tables calculate the net yield on earning assets for the three months ended June 30, 2012 and 2011, respectively. Net yield on earning assets, defined as net interest income annualized, divided by average interest earning assets, was 3.91% for the three months ended June 30, 2012, a decrease of 3 basis points from 3.94% at June 30, 2011. The slight decrease in the net yield was driven by the decline in the effective rate on investment securities of 128 basis points which was offset by the decline in interest-bearing liabilities of 39 basis points.

For the three months ended June 30, 2012 (dollars in thousands):

	Average	Income/	Yield/
Description	Balance	Expense	Rate
Interest Earning Assets:
Federal funds sold	$335	$—	0.25%
Securities	35,550	181	2.04%
Loans(1)	82,308	1,245	6.05%
Total earning-assets	$118,193	1,426	4.83%

Interest Bearing Liabilities:
Interest bearing demand deposits	$40,049	50	0.50%
Time deposits	40,707	141	1.39%
Borrowings	16,429	80	1.95%
Total interest-bearing liabilities	$97,185	271	1.12%

Net interest income/margin		$1,155
Net yield on earning assets			3.91%

(1) Average nonaccrual loans of $249,515 were deducted from average loans.

For the three months ended June 30, 2011 (dollars in thousands):

	Average	Income/	Yield/
Description	Balance	Expense	Cost
Interest Earning Assets:
Federal funds sold	$615	$—	0.23%
Securities	44,561	370	3.32%
Loans(1)	76,133	1,201	6.31%
Total earning-assets	$121,309	1,571	5.18%

Interest Bearing Liabilities:
Interest bearing demand deposits	$42,959	109	1.01%
Time deposits	44,590	196	1.76%
Borrowings	11,780	71	2.41%
Total interest-bearing liabilities	$99,329	376	1.51%

Net interest income/margin		$1,195
Net yield on earning assets			3.94%

(1) Average nonaccrual loans of $7,408,494 were deducted from average loans.

Results of Operations for the Six Months Ended June 30, 2012 and 2011

Our net income for the six months ended June 30, 2012 amounted to $615,062, or $0.18 per share, compared to a net loss of $59,894, or $0.02 per share, for the six months ended June 30, 2011. Included in net income for the six months ended June 30, 2012 is a non-cash expense of $375,000 related to the provision for loan losses compared to $209,563 for the six months ended June 30, 2011.

Noninterest Income

Total noninterest income increased by $608,755 or 111.29% in the first half of 2012 compared to the same period in 2011. The increase is attributable to an increase of $137,460 in gains on sale of securities available for sale recognized year-to-date 2012 as compared to year to date 2011, an increase of $241,911 in gains on sale of SBA loans, as well as a gain on the sale of foreclosed real estate of $54,988 recognized year-to-date 2012. The interest rate corridor reflected a mark to market loss of $8,759 for the six months ended June 30, 2012 compared to a loss of $42,454 for the six months ended June 30, 2011. This change is due to the current rate environment and the terms of the instrument.  Service charges on deposit accounts decreased slightly while other noninterest income increased significantly by $147,776 or 647% for the period ended June 30, 2012 due to rental income on other real estate owned of $155,162 compared to no rental income for the same period of 2011.

Noninterest Expenses

Total noninterest expenses decreased by $272,322 or 9.94% during the first half of 2012 compared to the same period in 2011. Stock based compensation expense was $24,275 less during the first half of 2012 compared to the first half of 2011 due to stock option vesting and forfeitures occurring during 2011. Salaries and employee benefits expense has declined $164,759 comparing year-to-date 2012 versus year-to-date 2011 due in part to a reduction in employee salaries effective January 2012.

The primary components in the other operating expense category for the six months ended June 30, 2012 were $186,943 in data processing and IT related services, $107,782 in regulatory assessments, and $135,257 in professional fees. In comparison, the primary components in the other operating expense category for the six months ended June 30, 2011 were $218,845 in data processing and IT related services, $181,592 in regulatory assessments, and $139,379 in professional fees.

The following tables calculate the net yield on earning assets for the six months ended June 30, 2012 and 2011, respectively. Net yield on earning assets, defined as net interest income annualized, divided by average interest earning assets, was 3.93% for the six months ended June 30, 2012, an increase of 14 basis points from 3.79% for the six months ended June 30, 2011. The improvement in the net yield was driven by the decline in interest bearing liabilities of 41 basis points.

For the six months ended June 30, 2012 (dollars in thousands):

	Average	Income/	Yield/
Description	Balance	Expense	Rate
Interest Earning Assets:
Federal funds sold	$455	$1	0.23%
Securities	36,323	397	2.19%
Loans(1)	80,428	2,456	6.11%
Total earning-assets	$117,206	2,854	4.87%

Interest Bearing Liabilities:
Interest bearing demand deposits	$40,594	114	0.56%
Time deposits	40,417	289	1.43%
Borrowings	14,553	149	2.05%
Total interest-bearing liabilities	$95,564	552	1.16%

Net interest income/margin		$2,302
Net yield on earning assets			3.93%

(1) Average nonaccrual loans of $314,882 were deducted from average loans.

For the six months ended June 30, 2011 (dollars in thousands):

	Average	Income/	Yield/
Description	Balance	Expense	Cost
Interest Earning Assets:
Federal funds sold	$661	$1	0.18%
Securities	46,490	760	3.27%
Loans(1)	76,313	2,388	6.26%
Total earning-assets	$123,464	3,149	5.10%

Interest Bearing Liabilities:
Interest bearing demand deposits	$41,237	215	1.04%
Time deposits	49,519	448	1.81%
Borrowings	12,337	144	2.33%
Total interest-bearing liabilities	$103,093	807	1.57%

Net interest income/margin		$2,342
Net yield on earning assets			3.79%

(1) Average nonaccrual loans of $7,847,404 were deducted from average loans.

Assets and Liabilities

General

Total assets were $130,897,520 at June 30, 2012, a decrease of $1,703,446 or 1.28% from December 31, 2011. Earning assets likewise declined 3.20% from December 31, 2011 to end the quarter at $116,821,548. Net loans were $78,608,189 at June 30, 2012, an increase of $4,339,253 or 5.84% from December 31, 2011. The most significant decrease in earning assets was the $8,491,257 (23.50%) decrease in investment securities. This decrease was a result of asset/liability management strategies undertaken to fund the purchase of an $8 million loan pool. Deposits declined $4,928,438 or 5.23% from December 31, 2011. The decline included $3,849,044 of matured brokered deposits that were not renewed.  Brokered deposits totaled $4,764,214 (3.64% of total assets) at June 30, 2012.

Investments

At June 30, 2012, the carrying value of our securities and restricted stock amounted to $29,353,488. This included $23,299,138 in mortgage-backed securities, $4,344,250 in municipals bonds and $1,710,100 in restricted equity securities. The restricted equity securities are comprised of stock in the Federal Reserve Bank of Atlanta, the Federal Home Loan Bank of Atlanta, and the Independent Bankers Bank of Florida. As of December 31, 2011, the carrying value of our securities and restricted stock amounted to $37,613,145.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, we intend to invest a substantial percentage of our earning assets in our loan portfolio. We had one loan over 30 days past due at June 30, 2012 of $17,285. The Bank continues to have one troubled debt restructuring totaling $158,418 which is also included in nonaccrual loans at June 30, 2012.  Additionally, the Bank has had $290,314 in charge-offs and no recoveries during the six months ended June 30, 2012.

The following table summarizes average loan balances for the three and six months ended June 30, 2012 and 2011, determined using the daily average balance, changes in the allowance for loan losses and the ratio of net charge-offs to period average loans.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Average amount of loans outstanding	$82,789,370	$83,541,608	$80,742,776	$84,160,887
Balance of allowance for loan losses at beginning of period	1,652,347	3,462,375	1,745,400	3,462,375
Loans recovered	—	—	—	—
Loans charged-off	122,261	206,162	290,314	206,162
Additions to the allowance during the period	300,000	209,563	375,000	209,563
Balance of allowance for loan losses at the end of the period	1,830,086	3,456,776	1,830,086	3,465,776
Ratio of net loans charged off during the period to average loans outstanding	0.15%	0.25%	0.36%	0.24%

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense in our consolidated statement of operations. The allowance for loan losses was $1,830,086 as of June 30, 2012, which declined through charge-offs of $290,314 and was increased through provisions of $375,000 from December 31, 2011. Our allowance for loan loss amounted to 2.27% of gross loans at June 30, 2012 and 2.30% of gross loans at December 31, 2011. Our allowance for loan loss as a percentage of the total portfolio has decreased due to a reduction in the level of “unallocated reserves” from $289,317 to $12,839. As a result of our analysis of credit and lending conditions during the first six months of 2012, we have not identified significant deterioration in our loan portfolio.

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

Following is a category detail of our allowance percentage and reserve balance by loan type (gross of unearned loan fees) at June 30, 2012 and December 31, 2011.

	June 30,		December 31,
	2012	June 30,	2011	December 31,
	Calculated	2012	Calculated	2011
Loan Group Description	Reserves	Reserve %	Reserves	Reserve %
Construction and development	$449,970	5.62%	$564,176	6.10%
Real estate - mortgage	135,959	1.84%	145,288	1.89%
Commerical real estate	1,122,622	1.88%	572,763	1.11%
Commericial and industrial	109,641	2.20%	145,418	2.00%
Other	4,281	1.40%	28,438	5.50%
Unallocated	7,613	0.00%	289,317	0.00%
Total Allowance for Loan Loss	$1,830,086	2.27%	$1,745,400	2.30%

There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

Deposits

Our primary sources of funds for loans and securities are deposits and Federal Home Loan Bank advances. At June 30, 2012, we had $89,388,193 in deposits, which consisted primarily of $7,106,627 (7.95%) in non-interest bearing demand deposit accounts, $41,634,086 (46.58%) in time deposits, and $40,647,480 (45.47%) in other interest bearing accounts. The deposit mix as of December 31, 2011 was $9,119,354 (9.67%) in non-interest bearing demand deposit accounts, $44,230,102 (46.89%) in time deposits, and $40,967,175 (43.44%) in other interest bearing accounts.

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

Our primary sources of liquidity are deposits, borrowings, scheduled repayments on our loans, and interest on and maturities of our securities. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. Occasionally, we might sell securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. As of June 30, 2012, our primary source of liquidity included our securities portfolio, lines of credit available with correspondent banks totaling $25,800,000, and a line of credit with the Federal Home Loan Bank of Atlanta. We believe our liquidity levels are adequate to meet our operating needs.

Off-Balance Sheet Risk

Through the operations of the Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2012, we had issued commitments to extend credit of $4,491,338 through various types of lending arrangements compared to $5,307,000 at December 31, 2011. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources

Total shareholders’ equity increased from $25.2 million at December 31, 2011 to $25.8 million at June 30, 2012, primarily as a result of net income.

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

At the Bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies. To be considered “adequately capitalized” under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%. To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. The Bank exceeded its minimum regulatory capital ratios as of June 30, 2012, as well as the ratios to be considered “well capitalized.”

The following table sets forth the Bank’s various capital ratios at June 30, 2012.

Bank
Total risk-based capital	24.35%

Tier 1 risk-based capital	23.09%

Leverage capital	17.13%

We believe that our capital is sufficient to fund the activities of the Bank and that the rate of asset growth will not negatively impact the capital base. As of June 30, 2012, there were no significant firm commitments outstanding for capital expenditures.

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

Allowance for Loan Losses. We believe that the determination of the allowance for loan losses is the critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the section titled “Allowance for Loan Losses” in Note 4 to the condensed consolidated financial statements contained in this report on Form 10-Q for a more detailed description of the methodology related to the allowance for loan losses.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of June 30, 2012 from that presented under the headings “Results of Operations—Interest Sensitivity” and “Balance Sheet Review” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2012.

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Touchmark Bancshares, Inc.

Date: August 14, 2012	By:	/s/ Pin Pin Chau
Pin Pin Chau
President and Chief Executive Officer
(principal executive officer)

Date: August 14, 2012	By:	s/ Jorge L. Forment
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